Form 10-K
period 2007-12-31
Spring Creek Acquisition Corp.
filed 2008-04-15
CIK 1417370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Spring Creek Acquisition Corp.
(Name of issuer as specified in its charter)

Cayman	39-2064705
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10F, Room # 1005, Fortune Int’l Building
No. 17, North DaLiaShu Road
Hai Dain District, Beijing 100081
People’s Republic of China	N/A
(address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (86) 106214-3561

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Common Stock Purchase Warrants
(Title of Class)

Units consisting of one share of Common Stock and oneCommon Stock Purchase Warrant
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the Issuer as of the last business day of the registrant’s most recently completed second fiscal quarter: $0 (Since as of its most recently completed second fiscal quarter the company was not public and its outstanding shares were all held by affiliates, the value as of that date was $0.)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 6,468,750 at March 31, 2006

DOCUMENTS INCORPORATED BY REFERENCE: NONE

TABLE OF CONTENTS

Part I

i

PART I

Item 1. Business

Introduction

Spring Creek Acquisition Corp. (“we”, “us”, “our” or the “Company”) is a recently formed limited life Cayman Islands exempted company incorporated on October 16, 2007, organized as a blank check company for the purpose of acquiring, through a stock exchange, asset acquisition or other similar business combination, or controlling, through contractual arrangements, an operating business, that has its principal operations in the People’s Republic of China, or PRC, as well as the Hong Kong Special Administrative Region, the Macau Special Administrative Region and Taiwan, which we refer to as Greater China. Our Memorandum and Articles of Association provides that we may not consummate a business combination with a business that has its principal operations outside of Greater China. Our efforts to identify a prospective target business will not be limited to a particular industry.

On February 27, 2008, the we completed a private placement of 1,430,000 warrants to James Cheng-Jee Sha, our Chief Executive Officer and Chairman, Diana Chia-Huei Liu, our President and Director, William Tsu-Cheng Yu, our Chief Financial Officer and Director, Jimmy (Jim) Yee-Ming Wu, our Chief Operating Officer and Director and Gary Han Ming Chang, our Special Advisor, who we collectively refer to as our founding shareholders, and received net proceeds of $1,430,000. On March 4, 2008, we consummated our initial public offering of 4,500,000 units. On March 13, 2008, the underwriters of our initial public offering exercised their over-allotment option in full, for a total of an additional 675,000 units (over and above the 4,500,000 units sold in the initial public offering) for an aggregate offering of 5,175,000 units. Each unit in the offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. Our common stock and warrants started trading separately as of March 28, 2008.

The net proceeds from the sale of our warrants and units, after deducting certain offering expenses of approximately $3,458,000, including underwriting discounts of approximately $2,898,000, were approximately $39,372,000. Approximately $40,671,000 of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit. Except for up to $1,050,000 in interest that is earned on the funds contained in the trust account that may be released to us to be used as working capital, we will not be able to access the amounts held in the trust until we consummate a business combination. The trust account contains $1,449,000 of the underwriter’s compensation which will be paid to them only in the event of a business combination. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. In connection with the initial public offering and the private placement, our officers and directors placed all the shares owned by them before the private placement and the initial public offering into an escrow account. Except in certain circumstances, these shares will not be released from escrow until nine months after our consummation of a business combination with respect to 50% of the shares and one year after our consummation of a business combination with respect to the remaining 50% of the shares.

Opportunities in Greater China

Opportunities for market expansion have emerged for businesses with operations in Greater China, particularly in the PRC, due to certain changes in the PRC’s political, economic and social policies as well as certain fundamental changes affecting the PRC and its neighboring countries. We believe that Greater China represents both a favorable environment for making acquisitions and an attractive operating environment for a target business for several reasons, including:

•
prolonged economic expansion within China, including gross domestic product growth of approximately 15.9% on average over the last 25 years, including approximately 17.7% in 2004, 14.5% in 2005, 15.2% in 2006 and 17.0% projected in 2007, in each case calculated on current prices (National Bureau of Statistics of China) (China Statistical Yearbook – 2006,
http://www.stats.gov.cn/tjsj/ndsj/2006/indexeh.htm , viewed April 4, 2008 and Quarterly Data,
http://www.stats.gov.cn/english/statisticaldata/Quarterlydata/ viewed April 4, 2008);

•	increased government focus within the PRC on privatizing assets, improving foreign trade and encouraging business and economic activity;

•	favorable labor rates and efficient, low-cost manufacturing capabilities;

•
the recent entry of the PRC into the World Trade Organization, the sole global international organization dealing with the rules of trade between nations, which may lead to a reduction on tariffs for industrial products, a reduction in trade restrictions and an increase in trading with the United States; and

•
the fact that the PRC’s public equity markets are not as well developed and active as the equity markets within the United States and are characterized by companies with relatively small market capitalizations and low trading volumes, thereby causing Chinese companies to attempt to be listed on the United States equity markets.

We believe that these factors and others should enable us to acquire a target business with growth potential on favorable terms.

Government Regulations

Government Regulations Relating to Foreign Exchange Controls

The principal regulation governing foreign exchange in the PRC is the Foreign Currency Administration Rules (IPPS), as amended. Under these rules, the Renminbi, the PRC’s currency, is freely convertible for trade and service related foreign exchange transactions (such as normal purchases and sales of goods and services from providers in foreign countries), but not for direct investment, loan or investment in securities outside of China unless the prior approval of the State Administration for Foreign Exchange (“SAFE”) of the PRC is obtained. Foreign investment enterprises (“FIEs”) are required to apply to the SAFE for “Foreign Exchange Registration Certificates for FIEs.” Following a business combination, involving a change of equity ownership of a PRC operating entity or through contractual arrangements with a PRC operating entity. Our subsidiary will likely be an FIE as a result of our ownership structure. With such registration certificates, which need to be renewed annually, FIEs are allowed to open foreign currency accounts including a “basic account” and “capital account.” Currency translation within the scope of the “basic account,” such as remittance of foreign currencies for payment of dividends, can be effected without requiring the approval of the SAFE. Such transactions are subject to the consent of investment banks which are authorized by the SAFE to review “basic account” currency transactions. However, conversion of currency in the “capital account,” including capital items such as direct investment, loans and securities, still require approval of the SAFE. This prior approval may delay or impair our ability to operate following a business combination. On November 21, 2005, the SAFE issued Circular No. 75 on “Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles.” Circular No. 75 confirms that the use of offshore special purpose vehicles as holding companies for PRC investments are permitted, but proper foreign exchange registration applications are required to be reviewed and accepted by the SAFE.

Government Regulations Relating to Taxation

Under the currently effective PRC Foreign Investment Enterprise and Foreign Enterprise Income Tax Law adopted by the National People’s Congress (NPC) on April 9, 1991 and the implementation rules applicable to an FIE, an income tax rate of 33% is generally imposed on an FIE, consisting of a 30% national income tax and a 3% local surcharge, for their domestic and overseas incomes. If the FIE is engaged in manufacturing with an operating period of more than 10 years, it could further be exempted from enterprise income tax for two years beginning from its first profitable year, and allowed a 50% reduction in enterprise income tax for a period of three years thereafter.

A company might receive additional certain preferential enterprise income tax treatment if it qualifies as a company especially supported by the PRC government. FIEs in certain areas (e.g., some free trade zones and some technology parks) might also receive further reductions in their enterprise income tax rate. The PRC government authorities, however, could reduce or eliminate these incentives at any time in the future.

On March 16, 2007, the NPC, approved and promulgated a new tax law: the PRC Enterprise Income Tax Law. This new tax law took effect on January 1, 2008. Under the new tax law, FIEs and domestic companies are subject to a uniform tax rate of 25%. The new tax law provides a five-year transition period starting from its effective date for those enterprises which were established before the promulgation date of the new tax law and which were entitled to a preferential lower tax rate under the then-effective tax laws or regulations. In accordance with regulations issued by the State Council, the tax rate of such enterprises may gradually transition to the uniform tax rate within the transition period. For those enterprises which are enjoying tax holidays, such tax holidays may continue until their expiration in accordance with the regulations issued by the State Council, but where the tax holiday has not yet started because of losses, such tax holiday shall be deemed to commence from the first effective year of the new tax law. Although the new tax law equalizes the tax rates for FIEs and domestic companies, preferential tax treatment would continue to be given to both FIEs and domestic companies in certain encouraged sectors and to entities classified as high-technology companies supported by the PRC government. According to the new tax law, entities that qualify as high-technology companies especially supported by the PRC government are expected to benefit from a tax rate of 15% as compared to the uniform tax rate of 25%. Nevertheless, there can be no assurances that any particular company will continue to qualify as a high-technology company supported by the PRC government in the future, and benefit from such preferential tax rate. Following the effectiveness of the new tax law, a company’s effective tax rate may increase, unless it is otherwise eligible for preferential treatment.

Additionally, under the new tax law, an income tax rate for dividends payable to non-PRC investors and derived from sources within the PRC may be increased to 20%. It is currently unclear in what circumstances a source will be considered as located within the PRC.

Investors should note that the new tax law provides only a framework of the enterprise tax provisions, leaving many details on the definitions of numerous terms as well as the interpretation and specific applications of various provisions unclear and unspecified. Any increase in our tax rate in the future could have a material adverse effect on its financial conditions and results of operations.

Regulation of Foreign Currency Exchange and Dividend Distribution

Foreign Currency Exchange.  Foreign currency exchange in the PRC is governed by a series of regulations, including the Foreign Currency Administrative Rules (1996), as amended, and the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange (1996), as amended. Under these regulations, the Renminbi is freely convertible for trade and service-related foreign exchange transactions, but not for direct investment, loans or investments in securities outside China without the prior approval of the SAFE. Pursuant to the Administrative Regulations Regarding Settlement, Sale and Payment of Foreign Exchange, foreign-invested enterprises in China may purchase foreign exchange without the approval of the SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange, subject to a cap approved by SAFE, to satisfy foreign exchange liabilities or to pay dividends. However, the relevant Chinese government authorities may limit or eliminate the ability of foreign-invested enterprises to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside China are still subject to limitations and require approvals from the SAFE.

Regulation of Foreign Exchange in Certain Onshore and Offshore Transactions.  Pursuant to recent regulations issued by the SAFE, PRC residents are required to register with and receive approvals from SAFE in connection with offshore investment activities. SAFE has stated that the purpose of these regulations is to ensure the proper balance of foreign exchange and the standardization of the cross-border flow of funds.

On January 24, 2005, SAFE issued a regulation stating that SAFE approval is required for any sale or transfer by the PRC residents of a PRC company’s assets or equity interests to foreign entities in exchange for the equity interests or assets of the foreign entities. The regulation also states that, when registering with the foreign exchange authorities, a PRC company acquired by an offshore company must clarify whether the offshore company is controlled or owned by PRC residents and whether there is any share or asset link between or among the parties to the acquisition transaction.

On April 8, 2005, SAFE issued another regulation further explaining and expanding upon the January regulation. The April regulation clarified that, where a PRC company is acquired by an offshore company in which PRC residents directly or indirectly hold shares, such PRC residents must (i) register with the local SAFE regarding their respective ownership interests in the offshore company, even if the transaction occurred prior to the January regulation, and (ii) file amendments to such registration concerning any material events of the offshore company, such as changes in share capital and share transfers. The April regulation also expanded the statutory definition of the term “foreign acquisition”, making the regulations applicable to any transaction that results in PRC residents directly or indirectly holding shares in the offshore company that has an ownership interest in a PRC company. The April regulation also provides that failure to comply with the registration procedures set forth therein may result in the imposition of restrictions on the PRC company’s foreign exchange activities and its ability to distribute profits to its offshore parent company.

On October 21, 2005, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or Circular 75, which became effective as of November 1, 2005. Circular 75 replaced the two rules issued by SAFE in January and April 2005 mentioned above.

According to Circular 75:

•
prior to establishing or assuming control of an offshore company for the purpose of financing that offshore company with assets or equity interests in an onshore enterprise in the PRC, each PRC resident, whether a natural or legal person, must complete the overseas investment foreign exchange registration procedures with the relevant local SAFE branch;

•
an amendment to the registration with the local SAFE branch is required to be filed by any PRC resident that directly or indirectly holds interests in that offshore company upon either (1) the injection of equity interests or assets of an onshore enterprise to the offshore company, or (2) the completion of any overseas fund raising by such offshore company; and

•
an amendment to the registration with the local SAFE branch is also required to be filed by such PRC resident when there is any material change involving a change in the capital of the offshore company, such as (1) an increase or decrease in its capital, (2) a transfer or swap of shares, (3) a merger or division, (4) a long term equity or debt investment, or (5) the creation of any security interests over the relevant assets located in China.

Moreover, Circular 75 applies retroactively. As a result, PRC residents who have established or acquired control of offshore companies that have made onshore investments in the PRC in the past are required to complete the relevant overseas investment foreign exchange registration procedures by March 31, 2006. Under the relevant rules, failure to comply with the registration procedures set forth in Circular 75 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including the payment of dividends and other distributions to its offshore parent or affiliate and the capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

As a Cayman Islands company, and therefore a foreign entity, if we purchase the assets or equity interest of a PRC company owned by PRC residents, such PRC residents will be subject to the registration procedures described in the regulations as currently drafted. Moreover, PRC residents who are beneficial holders of our shares are required to register with SAFE in connection with their investment in us.

As a result of the lack of implementing rules, other uncertainties concerning how the existing SAFE regulations will be interpreted or implemented, and uncertainty as to when the new regulations will take effect, we cannot predict how they will affect our business operations following a business combination. For example, our ability to conduct foreign exchange activities following a business combination, such as remittance of dividends and foreign-currency-denominated borrowings, may be subject to compliance with the SAFE registration requirements by such PRC residents, over whom we have no control. In addition, we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the SAFE regulations. We will require all our shareholders, following a business combination, who are PRC residents to comply with any SAFE registration requirements, although we have no control over either our shareholders or the outcome of such registration procedures. Such uncertainties may restrict our ability to implement our acquisition strategy and adversely affect our business and prospects following a business combination.

Dividend Distribution.  The principal laws and regulations in China governing distribution of dividends by foreign-invested companies include:

•	The Sino-foreign Equity Joint Venture Law (1979), as amended;

•	The Regulations for the Implementation of the Sino-foreign Equity Joint Venture Law (1983), as amended;

•	The Sino-foreign Cooperative Enterprise Law (1988), as amended;

•	The Detailed Rules for the Implementation of the Sino-foreign Cooperative Enterprise Law (1995), as amended;

•	The Foreign Investment Enterprise Law (1986), as amended; and

•	The Regulations of Implementation of the Foreign Investment Enterprise Law (1990), as amended.

Under these regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, wholly foreign-owned enterprises in China are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds unless such reserve funds have reached 50% of their respective registered capital. These reserves are not distributable as cash dividends.

Regulation of Foreign Investors’ Merging Chinese Enterprises

On August 8, 2006, the Ministry of Commerce, the State-owned Assets Supervision and Administration Commission, State Administration of Taxation, State Administration for Industry and Commerce, China Securities Regulatory Commission and State Administration of Foreign Exchange jointly promulgated the Provisions for Foreign Investors to Merge Domestic Enterprises, which will take effect from September 8, 2006, replacing the Interim Provisions for Foreign Investors to Merge Domestic Enterprises issued in March 2003 by four authorities, the Ministry of Foreign Trade and Economic Cooperation, State Administration of Taxation, State Administration for Industry and Commerce and State Administration of Foreign Exchange. The State-owned Assets Supervision and Administration Commission and China Securities Regulatory Commission newly join the regulation promulgation.

The requirements and approval procedures for the Equity Acquisition and Assets Acquisition remains unchanged as those in the interim regulation. The new regulation adds one chapter on the acquisition with equity as the consideration including one section on the special purpose company. This chapter stipulated the relevant conditions and approval procedures in detail making such acquisitions workable. The currently mandatory requirement for the submission of fund remittance into China will be changed.

The Anti-monopoly Chapter in the new regulation is more or less the same as the existing interim regulation, although Chinese government is recently tightening such control.

We cannot predict how such regulations especially the anti-monopoly examination will affect our future completion of a business combination. However, we are confident our strong and in-depth understanding of Chinese market would help us minimize the negative impacts.

Contractual Arrangements

The government of the PRC has restricted or limited foreign ownership of certain kinds of assets and companies operating in a wide variety of industries, including certain aspects of telecommunications, advertising, food production, and heavy equipment manufacturers. The PRC may apply these restrictions in other industries in the future. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or having “famous Chinese brand names” or “well established Chinese brand names.” Subject to the review requirements of the Ministry of Commerce and other relevant agencies as discussed elsewhere for acquisitions of assets and companies in the PRC and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted Chinese parties. To the extent that such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company. The agreements would be designed to provide our company with the economic benefits of and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of Chinese parties who would likely be designated by our company.

For example, these contracts could result in a structure where, in exchange for our payment of the acquisition consideration, (i) the target company would be majority owned by Chinese residents whom we designate and the target company would continue to hold the requisite licenses for the target business, and (ii) we would establish a new subsidiary in China which would provide technology, technical support, consulting and related services to the target company in exchange for fees, which would transfer to us substantially all of the economic benefits of ownership of the target company.

These contractual arrangements would be designed to provide the following:

•	Our exercise of effective control over the target company;

•	A substantial portion of the economic benefits of the target company would be transferred to us; and

•
We, or our designee, would have an exclusive option to purchase all or part of the equity interests in the target company owned by the Chinese residents whom we designate, or all or part of the assets of the target company, in each case when and to the extent permitted by Chinese regulations.

While we cannot predict the terms of any such contract that we will be able to negotiate, at a minimum, any contractual arrangement would need to provide us with (i) effective control over the target’s operations and management either directly through board control or through affirmative and/or negative covenants and veto rights with respect to matters such as entry into material agreements, management changes and issuance of debt or equity securities, among other potential control provisions and (ii) a sufficient level of economic interest to ensure that we satisfy the 80% net asset test required for our initial business combination. We have not, however, established specific provisions which must be in an agreement in order to meet the definition of business combination. We would obtain an independent appraisal from an investment bank or industry expert for the purpose of determining the fair value of any contractual arrangement.

These agreements likely also would provide for increased ownership or full ownership and control by us when and if permitted under PRC law and regulation. If we choose to effect a business combination that employs the use of these types of control arrangements, we may have difficulty in enforcing our rights. Therefore these contractual arrangements may not be as effective in providing us with the same economic benefits, accounting consolidation or control over a target business as would direct ownership through a merger or stock exchange. For example, if the target business or any other entity fails to perform its obligations under these contractual arrangements, we may have to incur substantial costs and expend substantial resources to enforce such arrangements, and rely on legal remedies under Chinese law, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure will be sufficient to off-set the cost of enforcement and may adversely affect the benefits we expect to receive from the business combination.

Moreover, we expect that the contractual arrangements upon which we would be relying would be governed by Chinese law and would be the only basis of providing resolution of disputes which may arise through either arbitration or litigation in China. Accordingly, these contracts would be interpreted in accordance with Chinese law and any disputes would be resolved in accordance with Chinese legal procedures. Uncertainties in the Chinese legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert the effective level of control over the target business.

We have not selected any target business or target industry on which to concentrate our search for a business combination and we are, therefore, unable to determine at this time what form an acquisition of a target business will take.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time until we enter into a business combination. We intend to utilize cash derived from the proceeds of the private placement consummated on February 27, 2008 and the initial public offering of our securities consummated on March 4, 2008, our capital stock, debt or a combination of these in effecting a business combination.

We Have Not Identified a Target Business or Target Industry

To date, we have not selected any target business with which to seek a business combination. Our officers and directors are currently engaged in discussions on our behalf with representatives of other companies regarding the possibility of a potential merger, capital stock exchange, asset acquisition or other similar business combination with us. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure our stockholders that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read the prospectus prepared in connection with our initial public offering and know we are seeking to acquire a business in Greater China.

Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors, shareholders, special advisors or any entity with which they are affiliated, be paid, from us or a target business, any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction that it is). If we determine to enter into a business combination with a target business that is affiliated with our officers, directors, special advisors or shareholders, we would do so only if we obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. However, as of the date of this Annual Report on Form 10-K, there are no affiliated entities of our officers, directors, special advisors or shareholders that we are consideringas a business combination target. We will not acquire an entity with which our management had acquisition or investment discussions prior to our initial public offering through their other business activities. We also do not anticipate acquiring an entity that is either a portfolio company of, or has otherwise received a financial investment from, an investment banking firm (or an affiliate thereof) that is affiliated with our officers, directors, special advisors and founding shareholders. However, if circumstances change and we determined to acquire such an entity, we are required to obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors. Examples of factors that may be considered include the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties. We will also seek to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective target business refused to execute such agreement, we believe we would cease negotiations with such target business.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

The target business that we acquire, or acquire control of, must have a fair market value equal to at least 80% of our net assets at the time of such acquisition, although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets. We anticipate structuring a business combination to acquire 100% of the equity interests of the target business. We may, however, structure a business combination to acquire less than 100% of such interests of the target business but will not acquire less than a controlling interest (which would be more than 50% of the voting securities (or the ability to control the vote of such securities) of the target business). If we acquire only a controlling interest in a target business or businesses, the portion of such business that we acquire must have a fair market value equal to at least 80% of our net assets. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (examples of which may include actual and potential sales, earnings and cash flow and book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our shareholders, although copies will be provided to shareholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

Our business combination must be with a target business or businesses which satisfies the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that each of our executive officers could remain in a senior management or advisory position with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting arrangements in connection with the business combination. Such negotiations could take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our executive officers may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for Shareholder Approval of Business Combination

Prior to the completion of a business combination, we will submit the transaction to our shareholders for approval, even if the nature of the acquisition is such as would not ordinarily require shareholder approval under applicable law.

In connection with seeking shareholder approval of a business combination, we will furnish our shareholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business. We will publicly announce the record date for determining the shareholders entitled to vote at the meeting to approve our business combination at least two business days prior to such record date. Pursuant to Section 59 of our memorandum and articles of association we will provide our shareholders with a minimum of 10 days notice of a meeting (which is more than the 5 days notice required by Cayman Islands law).

In connection with the vote required for any business combination, all of our founding shareholders, including all of our officers and directors, have agreed to vote their respective initial shares in accordance with the majority of the ordinary shares voted by the public shareholders. As a result, if a majority of the ordinary shares voted by the public shareholders are voted in favor of a proposed business combination, our founding shareholders will vote all of their initial shares in favor of such proposed business combination. This voting arrangement does not apply to shares included in units purchased privately, purchased in our initial public offering or purchased in the aftermarket by any of our founding shareholders, officers and directors. Accordingly, they may vote these shares on a proposed business combination any way they choose. We will proceed with the business combination only if a majority of the ordinary shares voted by the public shareholders are voted in favor of the business combination and public shareholders owning less than 40% of the shares sold in our initial public offering both exercise their conversion rights and vote against the business combination.

Conversion Rights

At the time we seek shareholder approval of any business combination, we will offer each public shareholder the right to have such shareholder’s ordinary shares converted to cash if the shareholder votes against the business combination and the business combination is approved and completed. Our founding shareholders will not have such conversion rights with respect to any ordinary shares owned by them, directly or indirectly, whether included in their initial shares or purchased by them in our initial public offering or in the aftermarket (nor will they seek appraisal rights with respect to such shares if appraisal rights would be available to them). The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest except for up to $1,050,000 that may be released to us to fund our working capital requirements (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering. Without taking into any account interest then held in the trust account, the initial per-share conversion price would be $7.88, or $0.12 less than the per-unit offering price of $8.00.

Public shareholders wishing to exercise their conversion rights must (i) vote against the proposed business combination and (ii) request that we convert their shares into cash. Additionally, we may require public shareholders to tender their certificates to our transfer agent prior to the meeting or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit Withdrawal At Custodian) System. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time it receives our proxy statement through the vote on the business combination to tender the shareholder’s shares if the shareholder wishes to seek to exercise its conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not the shareholder is a record holder or the shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or the shareholder’s broker and requesting delivery of the shares through the DWAC System, we believe this time period is sufficient for an average investor. However, because we do not have any control over this process, it may take significantly longer than we anticipate. Accordingly, we will only require shareholders to deliver their certificate prior to the vote if we give shareholders at least two weeks between the mailing of the proxy solicitation materials and the meeting date.

Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, a holder could simply vote no against a proposed business combination and check a box on the proxy card indicating such holder was seeking to convert. After the business combination was approved, the company would contact such shareholder to arrange for him to deliver his certificate to verify ownership. As a result, the shareholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the stock in the market. If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. Thus, the conversion right, to which shareholders were aware they needed to commit before the shareholder meeting, would become a continuing right surviving past the consummation of the business combination until the converting holder delivered his certificate to us for conversion at the conversion price. The requirement for physical or electronic delivery prior to the meeting ensures that a converting holder’s election to convert is irrevocable once the business combination is approved. There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $35 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights to tender their shares prior to the meeting — the need to deliver shares is a requirement of conversion regardless of the timing of when such delivery must be effectuated. Accordingly, we do not believe that this would result in any increased cost to shareholders when compared to the traditional process.

Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. Furthermore, if a shareholder delivered his certificate for conversion and subsequently decided prior to the meeting not to elect conversion, he may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to shareholders entitled to convert their shares who elect conversion will be distributed within 10 business days after completion of a business combination. Public shareholders who convert their stock into their share of the trust account still have the right to exercise any warrants they still hold.

If a vote on our initial business combination is held and the business combination is not approved, we may continue to try to consummate a business combination with a different target until September 4, 2008 (assuming the period in which we need to consummate a business combination has been extended, as provided in our memorandum and articles of association). If the initial business combination is not approved or completed for any reason, then public shareholders voting against our initial business combination who exercised their conversion rights would not be entitled to convert their ordinary shares into a pro rata share of the aggregate amount then on deposit in the trust account. In such case, if we have required public shareholders to tender their certificates prior to the meeting, we will promptly return such certificates to the tendering public shareholder. Public shareholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation.

We will not complete any business combination if public shareholders owning 40% or more of the shares sold in our initial public offering, both exercise their conversion rights and vote against the business combination. Accordingly, it is our intention in every case to structure and consummate a business combination in which approximately 39.99% of the public shareholders may exercise their conversion rights and the business combination will still go forward. We have set the conversion percentage at 40% in order to reduce the likelihood that a group of investors holding a block of our stock will be able to stop us from completing a business combination that otherwise may approved by a large majority of our public shareholders. Most other blank check companies have a conversion threshold of 20%, which makes it more difficult for such companies to consummate their initial business combination.

Investors in initial public offering who do not sell, or who receive less than $0.12 of net sales proceeds for, the warrant included in the units, or persons who purchase ordinary shares in the aftermarket at a price in excess of $7.88 per share, may have a disincentive to exercise their conversion rights because the amount they would receive upon conversion could be less than their original or adjusted purchase price.

Automatic Dissolution and Subsequent Liquidation if No Business Combination

Our memorandum and articles of association provides that we will continue in existence only until September 4, 2009 or until September 4, 2010 if a letter of intent, agreement in principle or definitive agreement has been executed by September 4, 2009 and the business combination has not been consummated by such date. If we have not completed a business combination by September 4, 2009, or September 4, 2010, as applicable, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. This has the same effect as if our board of directors and shareholders had formally voted to approve our voluntary winding up and dissolution. As a result, no vote would be required from our shareholders to commence such a voluntary winding up and dissolution. We view the provision terminating our corporate life by September 4, 2009, or until September 4, 2010 if a letter of intent, agreement in principle or definitive agreement has been executed by September 4, 2009 and the business combination has not been consummated by such date, as an obligation to our shareholders and will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of a business combination. Under the Companies Law, in the case of a full voluntary liquidation procedure, a liquidator would give at least 21 days’ notice to creditors of his intention to make a distribution by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in the Cayman Islands Official Gazette, although in practice this notice requirement need not necessarily delay the distribution of assets as the liquidator may be satisfied that no creditors would be adversely affected as a consequence of a distribution before this time period has expired. We anticipate the trust account would be liquidated shortly following the expiration of the 21 day period. As soon as the affairs of the company are fully wound-up, the liquidator must lay his final report and accounts before a final general meeting which must be called by a public notice at least one month before it takes place. After the final meeting, the liquidator must make a return to the Registrar confirming the date on which the meeting was held and three months after the date of such filing the company is dissolved.

If we are unable to complete a business combination by September 4, 2009 or until September 4, 2010 if a letter of intent, agreement in principle or definitive agreement has been executed by September 4, 2009 and the business combination has not been consummated by such date, we will distribute to all of our public shareholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Cayman Islands law to provide for claims of creditors). We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after expiration of the 21 day period and anticipate it will take no more than 10 business days to effectuate such distribution. Our founding shareholders have waived their rights to participate in any liquidation distribution with respect to their initial shares. There will be no distribution from the trust account with respect to our warrants which will expire worthless. We will pay the costs of liquidation from our remaining assets outside of the trust fund. If such funds are insufficient, James Sha and Diana Liu have agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment for such expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $7.88 or $0.12 less than the per-unit offering price of $8.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves) which could have higher priority than the claims of our public shareholders. James Sha and Diana Liu have agreed, pursuant to agreements with us and EarlyBirdCapital (the representative of the underwriters in our initial public offering) that, if we liquidate prior to the consummation of a business combination, they will be personally liable (on a pro rata basis relative to the number of initial shares owned by them prior to the completion of our initial public offering) to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account. We cannot assure you, however, that they would be able to satisfy those obligations. Furthermore, if they refused to satisfy their obligations, we would be required to bring a claim against them to enforce our indemnification rights. Accordingly, the actual per-share liquidation price could be less than $7.88, plus interest, due to claims of creditors.

Our public shareholders will be entitled to receive funds from the trust account only in the event of the expiration of our existence and our dissolution and subsequent liquidation or if they seek to convert their respective shares into cash upon a business combination which the shareholder voted against and which is completed by us. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account.

Additionally, in any liquidation proceedings of the company under Cayman Islands’ law, the funds held in our trust account may be included in our estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any such claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders the liquidation amounts payable to them. Furthermore, a liquidator of the company might seek to hold a shareholder liable to contribute to our estate to the extent of distributions received by them pursuant to the dissolution of the trust account beyond the date of dissolution of the trust account. Additionally, we cannot assure you that third parties will not seek to recover from our shareholders amounts owed to them by us. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims for having paid public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

If we are unable to consummate a transaction within 30 months (assuming the period in which we need to consummate a business combination has been extended, as provided in our memorandum and articles of association) from March 4, 2008, our purpose and powers will be limited to dissolving, liquidating and winding up. Upon notice from us, the trustee of the trust account will liquidate the investments constituting the trust account and will turn over the proceeds to our transfer agent for distribution to our public shareholders as part of our plan of distribution and dissolution. Concurrently, we shall pay, or reserve for payment, from funds not held in trust, our liabilities and obligations, although we cannot assure you that there will be sufficient funds for such purpose. If there are insufficient funds held outside the trust account for such purpose, our directors and officers have agreed to indemnify us for all claims of creditors to the extent we obtain valid and enforceable waivers from such entities in order to protect the amounts held in trust. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, we believe the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public shareholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust fund. A court could also conclude that such agreements are not legally enforceable. As a result, if we liquidate, the per-share distribution from the trust fund could be less than $7.88 due to claims or potential claims of creditors.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses:

•	our obligation to seek shareholder approval of a business combination, which may delay the completion of a transaction;

•
our obligation to convert into cash ordinary shares held by our public shareholders to such holders that both vote against the business combination and exercise their conversion rights, which may reduce the resources available to us for a business combination; and

•	our outstanding warrants and option, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, it is our belief, based on our management’s prior transactional experience, that they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect each of our officers to devote an average of approximately 15 hours per week to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, ordinary shares and warrants under the Securities Exchange Act of 1934, as amended, and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Securities Exchange Act of 1934, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with United States generally accepted accounting principles. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with United States generally accepted accounting principles or that the potential target business will be able to prepare its financial statements in accordance with United States generally accepted accounting principles. To the extent that such financial statements cannot be obtained, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

Item 1A. Risk Factors

We are not required to respond to this item because we are a smaller reporting Company.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Property

We maintain our executive offices at 10F, Room #1005, Fortune Int’l Building, No. 17, North DaLiuShu Road, Hai Dain District, Beijing 100081, People’s Republic of China and began monthly payments of approximately $7,500 per month in February 2008. The monthly payments includes office space and secretarial services. We plan to enter into a lease agreement with the landlord in the near future.

Item 3. Legal Proceedings

To the knowledge of management, there is no litigation currently pending or contemplated against us or any of our officers or directors in their capacity as such.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of our fiscal year ended December 31, 2007, there were no matters submitted to a vote of security holders.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock, warrants and units, are quoted on the Over the Counter Bulletin Board under the symbols “SCRQF” “SCRWF,” and “SCRUF,” respectively. The Units have been quoted on the Bulletin Board since February 28, 2008 and the common stock and warrants since March 28, 2008. Our securities did not trade on any market or exchange prior to February 28, 2008. The following table sets forth the high and low sales information for the Company’s Units for the period from February 28, 2008 through March 31, 2008 and the Company’s Common Stock and Warrants for the period from March 2, 2006 through March 31, 2008. The Over-the-Counter Bulletin Board quotations reflect inter-dealer prices, are without retail markup, markdowns or commissions, and may not represent actual transactions.

	Common Stock		Warrants		Units
	High	Low	High	Low	High	Low
First Quarter 2008 (February 28 through March 31)	N/A	N/A(1)	$0.80	$0.75	$8.15	$7.92
(1) There were no trades of the Company’s Common Stock during this period.

Number of Holders of Common Stock.

The number of holders of record of our Common Stock on March 31, 2008 was 34, which does not include beneficial owners of our securities.

Dividends.

There were no cash dividends or other cash distributions made by us during the fiscal year ended December 31, 2007. Future dividend policy will be determined by our Board of Directors based on our earnings, financial condition, capital requirements and other then existing conditions. It is anticipated that cash dividends will not be paid to the holders of our common stock in the foreseeable future.

Recent Sales of Unregistered Securities.

In October 2007, we issued 1,293,750 ordinary shares to the individuals set forth below for $25,000 in cash, at a purchase price of approximately $0.02 per share, as follows:

Shareholder	Number of Shares
James Cheng-Jee Sha	646,875
Diana Chia-Huei Liu	258,750
William Tsu-Cheng Yu	258,750
Jimmy (Jim) Yee-Ming Wu	90,563
Gary Han Ming Chang	38,812

Such shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals. No underwriting discounts or commissions were paid with respect to such sales.

On February 27, 2008, the we completed a private placement of 1,430,000 warrants to our founding shareholders and received net proceeds of $1,430,000. We refer to the warrants sold in this private placement as the insider warrants. The insider warrants are identical to the warrants underlying the units sold in our initial public offering except that if we call the warrants for redemption, the insider warrants may be exercised on a cashless basis so long as such warrants are held by our founding shareholders or their affiliates. The securities were sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act since they were sold to sophisticated, wealthy individuals. No underwriting discounts or commissions were paid with respect to such securities.

On February 27, 2008, we sold options to purchase up to an aggregate of 450,000 units to the representative of the underwriter (and certain of its affiliates) in our initial public offering for an aggregate of $100. The exercise price per unit is $8.80, and each unit consists of one share of common stock and a warrant to purchase one share of common stock, exercisable at $5.00 per share. The securities were sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act since they were sold to the underwriters in our initial public offering. No underwriting discounts or commissions were paid with respect to such securities.

Use of Proceeds

On February 27, 2008, the we completed a private placement of 1,430,000 warrants. On March 4, 2008, we consummated our initial public offering of 4,500,000 units. On March 13, 2008, the underwriters of our initial public offering exercised their over-allotment option in full, for a total of an additional 675,000 units (over and above the 4,500,000 units sold in the initial public offering) for an aggregate offering of 5,175,000 units. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. The units were sold at an offering price of $8.00 per unit and the warrants we sold at an offering price of $1.00 per warrant, generating total gross proceeds of $42,830,000. EarlyBirdCapital, Inc. acted as lead underwriter. The securities sold in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-147284). The Securities and Exchange Commission declared the registration statement effective on February 27, 2008.

We incurred a total of $2,898,000 in underwriting discounts and commissions, of which $1,449,000 has been placed in the trust account. Such portion of the underwriter’s compensation will only be paid to the underwriters in the event that we consummate a business combination. The total expenses in connection with the sale of our warrants in the private placement and the initial public offering were $3,458,000. No expenses of the offering were paid to any of our directors or officers or any of their respective affiliates. We did, however, repay James Sha, Diana Liu, and William Yu for loans interest free loans they made to us prior to the consummation of the private placement and the initial public offering. The aggregate amount of principal on such loans that we repaid was $100,000. All the funds held in the trust account have been invested in either Treasury Bills or Money Market Accounts.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the private placement and the initial public offering were approximately $39,372,000. Approximately $40,671,000 (or approximately $7.86 per unit sold in our initial public offering) of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The trust account contains $1,449,000 of the underwriter’s compensation which will be paid to them only in the event of a business combination. The amounts held in the trust account may only be used by us upon the consummation of a business combination, except that we may use up to $1,050,000 of the interest earned on the trust account to fund our working capital prior to a business combination. As of March 31, 2008, there was approximately $40,671,000 held in the trust account, which includes deferred underwriting fees of $1,449,000.

Repurchases of Equity Securities.

None

Item 6. Selected Financial Data

We are not required to respond to this item because we are a smaller reporting Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Overview

Spring Creek Acquisition Corp. (“we”, “us”, “our” or the “Company”) is a recently formed limited life Cayman Islands exempted company incorporated on October 16, 2007, organized as a blank check company for the purpose of acquiring, through a stock exchange, asset acquisition or other similar business combination, or controlling, through contractual arrangements, an operating business, that has its principal operations in the People’s Republic of China, or PRC, as well as the Hong Kong Special Administrative Region, the Macau Special Administrative Region and Taiwan, or Greater China. Our Memorandum and Articles of Association provides that we may not consummate a business combination with a business that has its principal operations outside of Greater China. Our efforts to identify a prospective target business will not be limited to a particular industry. We do not have any specific business combination under consideration, though we have had discussions with several target businesses regarding a possible business combination.

Critical Accounting Policies

Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management does believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations for the Period from October 16, 2007 (inception) to December 31, 2007

We had a net loss of $23,428 for the period ended December 31, 2007 as a result of formation and operating costs. Additionally, deferred offering costs of $199,957 were incurred in 2007. These costs consisted of professional fees of $189,437 and regulatory and filing fees of approximately $10,520. We had no income in 2007. Until we enter into a business combination, we will not have revenues and will continue to incur losses due to management’s expenses relating to locating a target business to acquire.

Liquidity and Capital Resources

On February 27, 2008, the we completed a private placement of 1,430,000 warrants to James Cheng-Jee Sha, our Chief Executive Officer and Chairman, Diana Chia-Huei Liu, our President and Director, William Tsu-Cheng Yu, our Chief Financial Officer and Director, Jimmy (Jim) Yee-Ming Wu, our Chief Operating Officer and Director and Gary Han Ming Chang, our Special Advisor, which we collectively refer to as our founding shareholders, and received net proceeds of $1,430,000. On March 4, 2008, we consummated our initial public offering of 4,500,000 units. On March 13, 2008, the underwriters of our initial public offering exercised their over-allotment option in full, for a total of an additional 675,000 units (over and above the 4,500,000 units sold in the initial public offering) for an aggregate offering of 5,175,000 units. Each unit in the public offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. Our common stock and warrants started trading separately as of March 28, 2008.

The net proceeds from the sale of our warrants and units, after deducting certain offering expenses of approximately $3,458,000, including underwriting discounts of approximately $2,898,000, were approximately $39,372,000. Approximately $40,671,000 of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit. The trust account contains $1,449,000 of the underwriter’s compensation which will be paid to them only in the event of a business combination. Except for up to $1,050,000 in interest that is earned on the funds contained in the trust account that may be released to us to be used as working capital, we will not be able to access the amounts held in the trust until we consummate a business combination. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. From October 16, 2007 (the date of our inception) through December 31, 2007, we had operating expenses of $23,428 and deferred offering costs of $199,957. From January 1, 2008 through March 4, 2008 (the date on which we consummated our initial public offering), we had operating expenses of $356 and offering costs of $196,659, exclusive of the $2,898,000 in underwriting discounts. The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. Other than $1,050,000 in interest which we may use to fund working capital, the amounts held in the trust account may only be used by us upon the consummation of a business combination. As of December 31, 2006, we had no amount held in the trust account and as of March 31, 2008 there was approximately $40,671,000 held in the trust account, which includes deferred underwriting fees of 1,449,000. Additionally, as of March 31, 2008, we have approximately $121,000 outside the trust account to fund our working capital requirements

We will use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

Assuming the release of the full amount of the interest we are entitled to receive from the trust account, we believe we will have sufficient available funds outside of the trust account to operate through September 4, 2010, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on February 27, 2008 we began incurring a fee of approximately $7,500 per month for office space. As discussed above, we plan on entering into a formal agreement relating to the lease of space in the near future.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities. However, as discussed above, we anticipate entering into a lease with the landlord of our office facilities at a monthly rental of approximately $7,500.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

Item 8. Financial Statements and Supplementary Data

Financial statements are attached hereto beginning on Page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2007 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management's assessment of such internal controls and conclusion on the operating effectiveness of those controls.

Management acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve those controls. In order to achieve compliance with Section 404 of the Act within the prescribed period, we are currently performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process, which will begin in 2008 and continue in 2009 for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Company

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
James Cheng-Jee Sha	57	Chief Executive Officer and Chairman
Diana Chia-Huei Liu	43	President and Director
Jimmy (Jim) Yee-Ming Wu	40	Chief Operating Officer and Director
William Tsu-Cheng Yu	46	Chief Financial Officer and Director

James Cheng-Jee Sha has served as Chairman of our Board of Directors and Chief Executive Officer since our inception. Mr. Sha founded and has been a partner of Spring Creek Investments since December 1999. Spring Creek Investments is a private investment firm specializing in principal investments and business consultations with internet and infrastructure companies. Mr. Sha also has served as the Chief Executive Officer of Optoplex Corporation, a communication networks company, since December 2002. From September 2005 to February 2007, Mr. Sha served as Chief Executive Officer of AppStream, a software application virtualization company. From February 1999 to September 1999, Mr. Sha served as the Chief Executive Officer for Sina.com (NASDAQ: SINA), a global Chinese on-line media company and value added information service provider. From July 1996 to August 1998, Mr. Sha served as the Chief Executive Officer of Actra Business Systems, a joint venture between Netscape Communications Corporation and GE Information Services (GEIS), providing next-generation internet commerce application solutions for both business-to-consumer and business-to-business commerce markets. From August 1994 to August 1998, Mr. Sha served as Senior Vice President and General Manager of Netscape Communications Corporation, a computer services company until its merger with AOL. From May 1990 to August 1994, Mr. Sha was a Vice President at Oracle Corporation (NASDAQ:ORCL), a database management and development systems software company. From June 1986 to May 1990, Mr. Sha was a Vice President at Wyse Technology, Inc., a hardware, software and services computing company. Mr. Sha currently serves as a member of the Board of Directors of Tom.com (HK: 8282), a wireless internet company in the PRC providing value-added multimedia products and services. Mr. Sha also serves as a trustee of the University of California at Berkeley Foundation and is a Board member of the Berkeley Chinese Alumni International Association. Mr. Sha graduated from National Taiwan University with a BS in Electrical Engineering, the University of California at Berkeley with an MS in EECS and from Santa Clara University with an MBA.

Diana Chia-Huei Liu has served as our President since our inception. Ms. Liu has served as the President and Managing Director of Cansbridge Capital, a private investment firm specializing in early stage investments along the west coast of North America (namely U.S. and Canada) and Asia, since August 1998. Prior to Cansbridge, Ms. Liu served as the Executive Vice-President at Polaris Securities Group (TW:6011), an investment firm in Taiwan, where she founded and managed its North American operations from April 1994 to August 1998. From August 1991 to April 1994, Ms. Liu was an account portfolio manager in global private banking at the Royal Bank of Canada (NYSE:RY), a full service banking firm. From October 1988 to August 1991, Ms. Liu served as the regional sales manager for the province of British Columbia, Canada, at CIBC Securities, a subsidiary of CIBC (NYSE:CM), a full service banking firm, where she founded and managed the mutual funds promotion division. Ms. Liu has served since June 2006 as a member of the Executive Committee and the Chair of the Investment Committee at the Asia Pacific Foundation, a Canadian federal government created think tank and policy advisory board where she works closely with the co-CEOs on operational issues and investment of its endowment funds. In addition, she also currently serves as a director of the Vancouver Goh Ballet Society and BaySpec, Inc., a supplier of optical components. Ms. Liu graduated with a BA in economics from the University of British Columbia in Canada. Ms. Liu is the spouse of Mr. William Yu, our Chief Financial Officer.

Jimmy (Jim) Yee-Ming Wu has served as our Chief Operating Officer since our inception. Mr. Wu founded and has been a Managing Director of Aragon Partners Limited since July 2007. Aragon Partners Limited is an advisory firm specializing in business consultations with companies in Asia and Silicon Valley. Mr. Wu has also served as Vice President for TaiMed Inc., a private investment company in Taiwan focused on the biotechnology industry, since January 2008. Mr. Wu also served as Vice President of Corporate Development, Asia Pacific and General Counsel of Openwave Systems Inc. (NASDAQ:OPWV), a provider of server and client software products and services for the communications and media industries, from September 2005 to July 2007. Prior to joining Openwave, Mr. Wu held various positions at Yahoo! Inc. (NASDAQ:YHOO), which he joined in March of 1999, including Vice President of International Mergers & Acquisitions, Director Corporate Development for North Asia and General Counsel for Asia Pacific. Prior to joining Yahoo, Mr. Wu practiced corporate securities law at Preston Gates & Ellis LLP, a law firm which he joined in June of 1997. While at Preston, Mr. Wu helped found the firm’s San Francisco, Beijing and Taipei offices, and served as partner and member of the firm-wide governance council. Mr. Wu began his career as an associate at Brobeck Phleger & Harrison LLP, a law firm, in the corporate securities practice from September 1993 to June 1997. Mr. Wu graduated from the Haas School of Business at the University of California at Berkeley with a BS in Finance. Mr. Wu also earned a JD from Cornell Law School.

William Tsu-Cheng Yu has served as our Chief Financial Officer since our inception. Since July 2000, Mr. Yu has served as the Managing Partner of Cansbridge Capital. Since July 2006, Mr. Yu has also served as a special advisor to the Chief Executive Officer of Optoplex Corporation, a communication networks company and also as director to the company. Mr. Yu currently serves as a director of Abebooks, Inc., the world’s largest on-line used book seller. From February 2002 to August 2003, Mr. Yu served as the Chief Financial Officer to Telos Technology Corp., a supplier of wireless solutions for voice and data communication networks, up to its acquisition by UT Starcom (NASDAQ: UTSI) in 2004. Mr. Yu co-founded Intrinsyc Software Inc. (TSE: ICS), a TSE-listed embedded software company, and served in various capacities including director, Chief Financial Officer, Executive Vice President and Chief Operating Officer from July 1996 to November 2002. From August 1994 to May 1996, Mr. Yu was an associate in the Asia Pacific corporate finance group of Marleau, Lemire Securities, Inc., an investment banking firm headquartered in Montreal, Canada. From July 1991 to August 1994, Mr. Yu was an investment portfolio manager at Discovery Enterprises Inc., a provincial-government sponsored venture capital fund. Mr. Yu also previously worked with China-Canada Investment and Development and the Lawson Mardon Group. He has also served in various capacities with the Monte Jade Science and Technology Association, a non-profit organization supporting entrepreneurship and investment in technology companies in North America and Asia. Mr. Yu earned a BS in Mechanical Engineering with Honors and an MBA with Honors from Queen’s University in Canada. Mr. Yu is the spouse of Ms. Diana Liu, our President.

Special Advisors

We may seek guidance and advice from the following special advisor. We have no formal arrangements or agreements with this advisor to provide services to us. This special advisor simply provides advice, introductions to potential targets, and assistance to us, at our request, only if he is able to do so. Nevertheless, we believe with his business background and extensive contacts, he will be helpful to our search for a target business and our consummation of a business combination.

Gary Han Ming Chang has served as our special advisor since our inception. Mr. Chang has served as a Managing Director at Advanced Capital Financial Advisory Ltd., an investment advisory firm, since January 2004 advising companies in the Greater China region on public listings, M&A transactions and senior and bridge lending. From August 1991 to August 2003, Mr. Chang served in various capacities at the Polaris Securities Group, an investment banking firm, including as a member of the Board of Directors at both Polaris Taiwan and Polaris Hong Kong, a managing director of the firm’s Hong Kong operations and as an Executive Vice President heading the brokerage, underwriting, proprietary trading and fixed income business units. From 1989 to 1991, prior to joining Polaris, Mr. Chang founded and served as Chairman of Gemini Securities Co., an investment banking firm which then merged with and became a subsidiary of the Polaris Securities Group in 1991. Mr. Chang graduated with a BA in International Economics from the National Chengchi University in Taiwan.

Mr. Chang plays a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. We believe that the skills and expertise of Mr. Chang, his access to acquisition opportunities and ideas, his contacts, and his transactional expertise should enable him to successfully identify and effect an acquisition.

Code of Ethics

We currently do not have a formal code of ethics. Upon consummation of a business combination, we intend to adopt a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file. Our executive officers and directors and persons who own more than 10% of our common stock were not subject to the Section 16(a) filing requirements in the fiscal year ended December 31, 2007 since our registration statement did not become effective until February 27, 2008.

Item 11. Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing on February 27, 2008 through the acquisition of a target business, we will pay Live ABC Interactive Co., Ltd. Beijing, an affiliate of James Sha, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our officers and directors compensation in lieu of a salary. Other than the $7,500 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our founding shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. To the extent that such expenses exceed the available proceeds not deposited in the trust account and interest income that is released to us from the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. These expenses would be a liability of the post-combination business and would be treated in a manner similar to any other account payable of the combined business. Our officers and directors may, as part of any such combination, negotiate the repayment of some or all of any such expenses. Because of the foregoing, we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 31, 2008, certain information regarding beneficial ownership of our common stock by each person who is known by us to beneficially own more than 5% of our common stock. The table also identifies the stock ownership of each of our directors, each of our officers, and all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise or conversion of options, warrants or other similar convertible or derivative securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Percentage of Outstanding Common Stock
James Cheng-Jee Sha	646,875	10.0%
William Tsu-Cheng Yu	258,750	4.0%
Diana Chia-Huei Liu	258,750	4.0%
Jimmy (Jim) Yee-Ming Wu	90,563	1.4%
Private Equity Management Group LLC(3)	800,000	12.4%
All directors and executive officers as a group (four individuals)	1,254,938	19.4

______________

(1)
Unless otherwise indicated, the business address of each of the individuals is 10F, Room#1005, Fortune Int’l Building, No. 17, North DaLiuShu Road, Hai Dian District, Beijing 100081, People’s Republic of China.

(2)
Does not include 1,430,000 ordinary shares issuable upon exercise of warrants to be purchased by our founding shareholders prior to the consummation of this offering and which are not exercisable and will not become exercisable within the next 60 days.

(3)
Based on a Schedule 13D filed by Private Equity Management Group LLC, a Nevada limited liability company whose principal business address is One Park Plaza, Suite 550, Irvine, CA 92614-2594. Private Equity Management Group LLC has the sole power to vote or direct the vote, and the sole power to dispose or to direct the disposition of, an aggregate of 800,000 shares of Ordinary Shares.

Item 13. Certain Relationships and Related Transactions

In October 2007, we issued 1,293,750 ordinary shares to the individuals set forth below for $25,000 in cash, at a purchase price of approximately $0.02 per share, as follows:

Shareholder	Number of Shares
James Cheng-Jee Sha	646,875
Diana Chia-Huei Liu	258,750
William Tsu-Cheng Yu	258,750
Jimmy (Jim) Yee-Ming Wu	90,563
Gary Han Ming Chang	38,812

Such shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals. No underwriting discounts or commissions were paid with respect to such sales.

On October 24, 2007, James Sha, Diana Liu and William Wu loaned us an aggregate of $100,000 to cover expenses related to our initial public offering. The loans were repaid without interest on March 4, 2007 from a portion of the proceeds of our initial public offering and the private placement of the insider warrants not placed in trust.

On February 27, 2008, the we completed a private placement of 1,430,000 warrants to our founding shareholders and received net proceeds of $1,430,000. We refer to the warrants sold in this private placement as the insider warrants. The insider warrants are identical to the warrants underlying the units sold in our initial public offering except that if we call the warrants for redemption, the insider warrants may be exercised on a cashless basis so long as such warrants are held by our founding shareholders or their affiliates. The securities were sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act since they were sold to sophisticated, wealthy individuals. No underwriting discounts or commissions were paid with respect to such securities.

On February 27, 2008, we sold options to purchase up to an aggregate of 450,000 units to the underwriter (and certain of its affiliates) in our initial public offering for an aggregate of $100. The exercise price per unit is $8.80, and each unit consists of one share of common stock and a warrant to purchase one share of common stock, exercisable at $5.00 per share. The securities were sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act since they were sold to the underwriters in our initial public offering. No underwriting discounts or commissions were paid with respect to such securities.

Commencing on February 27, 2008 through the acquisition of a target business, we will pay Live ABC Interactive Co., Ltd. Beijing, an affiliate of James Sha, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our officers and directors compensation in lieu of a salary.

We will reimburse our founding shareholders, officers, directors, special advisors or their affiliates for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged. To the extent that such expenses exceed the available proceeds not deposited in the trust account and interest income that is released to us from the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate a business combination. These expenses would be a liability of the post-combination business and would be treated in a manner similar to any other account payable of the combined business. Our officers and directors may, as part of any such combination, negotiate the repayment of some or all of any such expenses.

Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our founding shareholders, officers, directors or special advisors who owned our ordinary shares prior to this offering, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

Item 14. Principal Accountant Fees and Services

During the fiscal year ended December 31, 2007, our principal independent registered public accounting firm was UHY LLP. The firm of UHY LLP acts as our principal independent registered public accounting firm. Through and as of March 5, 2008, UHY LLP had a continuing relationship with UHY Advisors, Inc. from which it leased auditing staff who were full-time, permanent employees of UHY Advisors, Inc. and through which UHY LLP’s partners provide non-audit services. UHY LLP has only a few full-time employees. Therefore, few, if any, of the audit services performed were provided by permanent, full-time employees of UHY LLP. UHY LLP manages and supervises the audit services and audit stall and is exclusively responsible for the opinion rendered in connection wit this examination.

The services of UHY LLP were provided in the following categories and amount:

Audit Fees

The aggregate fees billed by UHY LLP for professional services rendered for the audit of the Company's balance sheet at March 13, 2008 included in our Current Report on Form 8-K, for the audit of our annual financial statements for the fiscal year ended December 31, 2007 and for services performed in connection with the Company's registration statement on Form S-1 initially filed in 2007, were $100,195.

Audit Related Fees

Other than the fees described under the caption "Audit Fees" above, UHY LLP did not bill any fees for services rendered to us during fiscal year 2007 for assurance and related services in connection with the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by UHY LLP for professional services rendered for tax compliance, tax advice and tax planning for the company’s balance sheet at March 13, 2008 included in our current Report on Form 8-K filled with the SEC on March 19, 2008, were $850.

All Other Fees

There were no fees billed by UHY LLP for other professional services rendered during the fiscal year ended December 31, 2007.

Pre-Approval Of Services

We do not have an Audit Committee. The Board of Directors does not have any pre-approval policies in place.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements

Balance Sheets as of December 31, 2006
Statement of Operations for the period from October 16, 2007 (inception) to December 31, 2007
Statement of Stockholders’ Equity for the period from October 16, 2007 (inception) to December 31, 2007
Statement of Cash Flows for the period from October 16, 2007 (inception) to December 31, 2007

(2) Schedules

None.

(b) Exhibits

The following Exhibits are filed as part of this report

Exhibit No.	Description
3.1	Certificate of Incorporation. (1)
3.2	Memorandum and Articles of Association. (1)
3.3	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Ordinary Share Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Form of Unit Purchase Option to be granted to Representative. (1)
4.5	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant. (1)
10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and James Cheng-Jee Sha. (1)
10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and William Tsu-Cheng Yu. (1)
10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Diana Chia-Huei Liu. (1)
10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Jimmy (Jim) Yee-Ming Wu. (1)
10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Gary Han Ming Chang. (1)
10.6	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant. (1)
10.7	Form of Share Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the Founding Shareholders. (1)
10.8	Form of Letter Agreement between Live ABC Interactive Co., Ltd. Beijing and Registrant regarding administrative support. (1)
10.9	Promissory Note, dated as of October 24, 2007, issued to James Sha. (1)
10.10	Promissory Note, dated as of October 24, 2007, issued to Diana Liu. (1)
10.11	Promissory Note, dated as of October 24, 2007, issued to William Yu. (1)

10.12	Form of Registration Rights Agreement among the Registrant and the Founding Shareholders. (1)
10.13	Form of Placement Warrant Purchase Agreement among the Registrant and the Founding Shareholders. (1)
31.1	Certification of the Chief Executive Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-147284).

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRING CREEK ACQUISITION CORP.

April 14, 2006	By:	/s/ James Cheng-Jee Sha
James Cheng-Jee Sha Chief Executive Officer and Chairman (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

April 14, 2006	By:	/s/ James Cheng-Jee Sha
James Cheng-Jee Sha Chief Executive Officer and Chairman (Principal financial officer)

April 14, 2008	By:	/s/ Diana Chia-Huei Liu
Diana Chia-Huei Liu President and Director

April 14, 2008	By:	/s/ Jimmy (Jim) Yee-Ming Wu
Jimmy (Jim) Yee-Ming Wu Chief Operating Officer and Director

April 14, 2008	By:	/s/ William Tsu-Cheng Yu
William Tsu-Cheng Yu Chief Financial Officer and Director (Principal Accounting and Financial Officer)

SPRING CREEK ACQUISITION CORP.
(A Corporation in the Development Stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Spring Creek Acquisition Corp.

We have audited the accompanying balance sheet of Spring Creek Acquisition Corp. (a corporation in the development stage) as of December 31, 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the period from October 16, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spring Creek Acquisition Corp. as of December 31, 2007, and the results of its operations and its cash flows for the period from October 16, 2007 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

New York, New York
March 5, 2008

SPRING CREEK ACQUISITION CORP.
(A Corporation in the Development Stage)
BALANCE SHEET
December 31, 2007

ASSETS
Cash	$628
Deferred offering costs associated with proposed public offering	199,957
Total assets (all current)	$200,585

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued expenses	$99,013
Notes payable to stockholders	100,000
Total liabilities	199,013
COMMITMENTS
STOCKHOLDERS' EQUITY
Preferred shares, $.001 par value Authorized 1,000,000 shares; none issued	-
Ordinary shares, $.001 par value
Authorized 50,000,000 shares; issued and outstanding 1,293,750 shares	1,294
Additional paid-in capital	23,706
Deficit accumulated during the development stage	(23,428)
Total stockholders' equity	1,572
Total liabilities and stockholders' equity	$200,585

See notes to financial statements.

SPRING CREEK ACQUISITION CORP.
(A Corporation in the Development Stage)
STATEMENT OF OPERATIONS
For The Period October 16, 2007 (Inception) To December 31, 2007

Professional fees	$(18,700)
Formation costs	(4,728)
Operating loss	(23,428)

Net loss	$(23,428)

Weighted average shares outstanding	1,293,750

Basic and diluted net loss per share	$(0.02)

See notes to financial statements.

SPRING CREEK ACQUISITION CORP.
(A Corporation in the Development Stage)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For The Period October 16, 2007 (Inception) To December 31, 2007

				Deficit
				Accumulated
	Ordinary Shares		Additional Paid-In	During the Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Ordinary shares issued October 16, 2007 for cash at $0.02 per share	1,293,750	$1,294	$23,706	$-	$25,000
Net loss	-	-	-	(23,428)	(23,428)
Balance at December 31, 2007	1,293,750	$1,294	$23,706	$(23,428)	$1,572

See notes to financial statements.

SPRING CREEK ACQUISITION CORP.
(A Corporation in the Development Stage)
STATEMENT OF CASH FLOWS
For The Period October 16, 2007 (Inception) To December 31, 2007

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(23,428)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in accrued expenses	99,013
Net cash provided by operating activities	75,585

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of ordinary shares to founding stockholders	25,000
Proceeds from stockholders notes payable	100,000
Deferred offering costs associated with proposed public offering	(199,957)
Net cash used in financing activities	(74,957)

NET INCREASE IN CASH	628

Cash, Beginning of Period	-
Cash, End of Period	$628

See notes to financial statements.

SPRING CREEK ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
For The Period October 16, 2007 (Inception) To December 31, 2007

NOTE 1 - ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

Spring Creek Acquisition Corp. (the “Company”) was incorporated in the Cayman Islands on October 16, 2007 as a blank check company whose objective is to acquire, through a stock exchange, asset acquisition or other similar business combination, an operating business, or control of such operating business through contractual arrangements, that has its principal operations located in the Greater China region, which includes Hong Kong, Macau and Taiwan (“Greater China”).

At December 31, 2007 the Company had not yet commenced any significant operations. All activity through December 31, 2007 relates to the Company’s formation and the initial public offering described below. The Company has selected December 31st as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective February 27, 2008. The Company consummated the offering on March 4, 2008 and received proceeds net of transaction costs of approximately $34,030,000 (Note 3). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business that has its principal operations located in the Greater China region (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. Net proceeds of $35,460,000 (including $1,430,000 of proceeds from the sale of insider warrants is being held in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the initial shareholders have agreed that they will be liable under certain circumstances to ensure that the funds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations should they arise. The remaining funds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, if the Company is unable to consummate a Business Combination by the one year anniversary of the effective date of the Offering, up to an aggregate of $1,050,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements as well as any amounts that are necessary to pay the Company’s tax obligations.

SPRING CREEK ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
For The Period October 16, 2007 (Inception) To December 31, 2007

NOTE 1 – ORGANIZATION AND PLAN OF BUSINESS OPERATIONS (Continued)

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 40% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their founding shares of ordinary shares in accordance with the vote of the majority interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares to cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of ordinary shares held by Public Stockholders at the consummation of the Offering. Accordingly Public Stockholders holding up to 39.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

The Company’s Memorandum and Articles of Association were amended prior to the Offering to provide that the Company will continue in existence only until 18 months from the effective date of the Offering or until 30 months if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after consummation of this offering and the Business Combination has not been consummated within such 18 month period. If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Offering Unit discussed in Note 3).

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Basic and diluted loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period.

SPRING CREEK ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
For The Period October 16, 2007 (Inception) To December 31, 2007

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (Continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management does believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 - INITIAL PUBLIC OFFERING

On February 27, 2008, the Company sold 4,500,000 units (“units”) at a price of $8.00 per unit in the Offering. Each unit consists of one ordinary share of the Company’s stock and one Redeemable Ordinary Share Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one ordinary share at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the Effective Date of the Offering and expiring four years from the Effective Date of the Offering. The Company may redeem the Warrants, with the prior consent of EarlyBirdCapital, Inc. (”EBC”), the representative of the underwriters in the Offering, at a price of $.01 per Warrant upon 30 days notice while the Warrants are exercisable, only in the event that the last sale price of the ordinary shares is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, management will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In such event, the holder would pay the exercise price by surrendering his Warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of Warrants. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

SPRING CREEK ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
For The Period October 16, 2007 (Inception) To December 31, 2007

NOTE 3 - INTIAL PUBLIC OFFERING (Continued)

The Company paid the underwriters in the Offering an underwriting discount of 7.0% of the gross proceeds of the Offering. However, the underwriters have agreed that 3.5% of the underwriting discounts will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination. The Company issued a unit purchase option, for $100, to the underwriters to purchase 450,000 units at an exercise price of $8.80 per unit. The units issuable upon exercise of this option are identical to the Offering units. The Company will account for the fair value of the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this unit purchase option is approximately $701,005 ($1.56 per unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 17.46%, (2) risk-free interest rate of 3.70% and (3) expected life of 5 years. The unit purchase option may be exercised for cash or on a “cashless basis”, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

NOTE 4 - DEFERRED OFFERING COSTS

Deferred offering costs consist principally of legal and underwriting at closing fees incurred through the balance sheet date that are directly related to the Offering. At closing, the deferred offering costs will be charged to stockholders’ equity.

NOTE 5 - NOTES PAYABLE TO STOCKHOLDERS

The Company issued, in aggregate, $100,000 principal amount of unsecured promissory notes to certain officers and initial stockholders on October 24, 2007. The notes are non-interest bearing and are payable on the earlier of June 30, 2008 or the consummation of the Offering. Due to the short-term nature of the note, the fair value of the notes approximates their carrying amount.

SPRING CREEK ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
For The Period October 16, 2007 (Inception) To December 31, 2007

NOTE 6 - COMMITMENTS

The Company presently occupies office space provided by an affiliate of the Company’s Chief Executive Officer and director. Such affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering.

Pursuant to letter agreements dated as of September 25, 2007 with the Company and the underwriter, the initial stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

NOTE 7 – INSIDER WARRANTS AND UNITS

The Initial stockholders of the Company purchased 1,430,000 Warrants (“Insider Warrants”) at $1.00 per Warrant (for an aggregate purchase price of $1,430,000) in a private placement that took place simultaneously with the Offering. The Company believes the purchase price of these warrants approximates the fair value of such warrants because the fair market value of publicly traded warrants for similarly structured blank check companies is typically no greater than $1.00. The warrants will be accounted for as permanent equity. All of the proceeds received from this purchase were placed in the Trust Account. The Insider Warrants purchased by such purchasers are identical to the Warrants in the Offering except that if the Company calls the Warrants for redemption, the Insider Warrants may be exercisable on a “cashless basis,” at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), so long as such securities are held by such purchasers or their affiliates. Furthermore, the purchasers have agreed that the Insider Warrants will not be sold or transferred by them until after the Company has completed a Business Combination.

The Initial Stockholders and the holders of the Insider Warrants (or underlying ordinary shares) will be entitled to registration rights with respect to their founding shares or Insider Warrants (or underlying ordinary shares) pursuant to an agreement to be signed prior to or on the effective date of the Offering. The holders of the majority of the founding shares are entitled to demand that the Company register 50% of these shares at any time commencing three months prior to nine months after the consummation of the Business Combination and the balance of these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Warrants (or underlying ordinary shares) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Insider Warrants (or underlying ordinary shares) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

SPRING CREEK ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO FINANCIAL STATEMENTS
For The Period October 16, 2007 (Inception) To December 31, 2007

NOTE 8 - PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

The agreement with the underwriters prohibits the Company, prior to a Business Combination, from issuing preferred stock which participates in the proceeds of the Trust Account or which votes as a class with the ordinary shares on a Business Combination.