Form 10-Q
period 2008-03-31
Spring Creek Acquisition Corp.
filed 2008-05-19
CIK 1417370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission File Number: 000-53082

SPRING CREEK ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman	39-2064705
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

10F, Room #1005, Fortune Int’l Building
No. 17, North DaLiaShu Road
Hai Dain District, Beijing 10081
People’s Republic of China
(Address of Principal Executive Offices including Zip Code)

(86) 106214-3561
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 6,468,750 shares of the Registrant’s common stock issued and outstanding as of May 14, 2008.

Spring Creek Acquisition Corp.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

SPRING CREEK ACQUISITION CORP.
(a corporation in the development stage)
BALANCE SHEETS

	March 31, 2008
	(Unaudited)	December 31, 2007
ASSETS
Cash	$121,380	$628
Cash held in trust account	40,671,000	-
Prepaid Expenses	54,685	-
Interest Receivable	67,346	-
Deferred offering cost associated with proposed public offering	-	199,957
Total assets (all current)	$40,914,411	$200,585

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued expenses	$102,706	$99,013
Deferred underwriters fees	1,449,000	-
Notes Payable to stockholders	-	100,000
Total Current Liabilities	1,551,706	199,013

Ordinary shares, subject to possible conversion 2,069,999 shares
at conversion value	16,270,192	-

STOCKHOLDERS' EQUITY
Preferred shares, $.001 par value
Authorized 1,000,000 shares; none issued	-	-
Ordinary shares, $.001 par value
Authorized 50,000,000 shares, issued and outstanding
6,468,750 shares (which includes 2,069,999 shares
subject to possible redemption at redemption value at March 31, 2008);
1,293,750 shares at December 31, 2007	6,469	1,294
Warrants	1,430,000	-
Additional paid-in capital	21,628,073	23,706
Retained earnings (deficit) accumulated during development stage	27,971	(23,428)
Total Stockholders' equity	23,092,513	1,572

Total Liabilities and Stockholders' Equity	$40,914,411	$200,585

See notes to unaudited financial statements

SPRING CREEK ACQUISITION CORP.
(a corporation in the development stage)
STATEMENTS OF OPERATIONS

		For the period
	For the three	from October 16,
	months ended	2007 (Inception)
	March 31, 2008	to March 31, 2008
	(Unaudited)	(Unaudited)

General and Adminstrative expenses	(15,591)	(34,291)

Formation costs	(356)	(5,084)

Operating Loss	(15,947)	(39,375)

Interest Income	67,346	67,346

Net Income	$51,399	$27,971

Basic net income per share	$0.02	$0.01

Diluted net income per share	$0.02	$0.01

See notes to unaudited financial statements

SPRING CREEK ACQUISITION CORP.
(a corporation in the development stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period from October 16, 2007 (inception) to March 31, 2008

					Income (Deficit)
					Accumulated
					during the
	Ordinary Shares			Additional	Development	Stockholders'
	Shares	Amount	Warrants	Paid-in Capital	Stage	Equity

Ordinary shares issued October 16, 2007 for cash at $0.02 per share	1,293,750	$1,294	$-	$23,706	$-	$25,000

Net loss October 16, 2007 to December 31, 2007	-	-	-	-	(23,428)	(23,428)

Balance at December 31, 2007	1,293,750	1,294	-	23,706	(23,428)	1,572

Proceeds from private placement of insider warrants	-	-	1,430,000	-	-	1,430,000

Sale of 4,500,000 units, net of underwriters discount and offering expenses ($3,094,659) (includes 1,799,550 shares subject to possible redemption)	4,500,000	4,500	-	32,900,841	-	32,905,341

Proceeds from issurance of underwriter purchase option	-	-	-	100	-	100

Proceeds from overallotment option exercised, net of underwriters discounts and offering expenses ($425,706) (includes 270,449 shares subject to possible redemption)	675,000	675	-	4,973,618	-	4,974,293

Proceeds subject to possible conversion of shares	-	-	-	(16,270,192)	-	(16,270,192)

Net Income January 1, 2008 to March 31, 2008	-	-	-	-	51,399	51,399

Balance at March 31, 2008	6,468,750	$6,469	$1,430,000	$21,628,073	$27,971	$23,092,513

See notes to unaudited financial statements

SPRING CREEK ACQUISITION CORP.
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS

		For the period
	For the three	from October 16,
	months ended	2007 (inception)
	March 31, 2008	to March 31, 2008
	(Unaudited)	(Unaudited)

CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$51,399	$27,971
Adjustments to reconcile net income to net cash
provided by operating activities:
Change in prepaid expenses	(54,685)	(54,685)
Change in accrued expenses	3,692	102,706
Change in interest income accrued	(67,346)	(67,346)
Net cash provided by operating activities	(66,940)	8,646

CASH FLOW FROM INVESTING ACTIVITIES
Cash held in trust account	(40,671,000)	(40,671,000)
Net cash used in investment activities	(40,671,000)	(40,671,000)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of ordinary shares to founding stockholders	-	25,000
Proceeds from stockholders notes payable	-	100,000
Payment of stockholders notes payable	(100,000)	(100,000)
Gross proceeds from initial public offering	36,000,000	36,000,000
Proceeds from issuance of underwriter purchase option	100	100
Proceeds from private placement of insider warrants	1,430,000	1,430,000
Proceeds from over allotment option exercised	5,400,000	5,400,000
Payment of costs associated with IPO and over allotment option	(1,871,408)	(2,071,366)

Net cashed provided by financing activities	40,858,692	40,783,734

NET INCREASE IN CASH	$120,752	$121,380

CASH, Beginning	$628	$-
CASH, Ending	$121,380	$121,380

SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING ACTIVITIES
Deferred underwriters fees	$1,449,000	$1,449,000

Fair Value of underwriter purchase option	$701,005	$701,005

See notes to unaudited financial statements

Spring Creek Acquisition Corp.
(a corporation in the development stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
For The Period January 1, 2008 to March 31, 2008

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

At March 31, 2008 the Company had not yet commenced any significant operations. All activity through March 31, 2008 relates to the Company’s formation and the initial public offering described below. The Company has selected December 31st as its fiscal year-end.

The financial statements at March 31, 2008 and for the periods ended March 31, 2008 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of March 31, 2008, the results of its operations for the three month period ended March 31, 2008 and for the period from October 16, 2007 (inception) through March 31, 2008, and its cash flows for the period from October 16, 2007 (inception) through March 31, 2008. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and any disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The interim condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s final prospectus, dated February 27, 2008.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on February 27, 2008. The Company consummated the offering on March 4, 2008 and received proceeds net of transaction costs of approximately $34,030,000 (Note 3). The Company consummated 670,000 units of over-allotment on March 13, 2008 and received proceeds net of transaction costs of approximately $4,973,618 including unpaid underwriters compensation of $189,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business that has its principal operations located in the Greater China region (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. Net proceeds of $40,671,000 (including $1,430,000 of proceeds from the sale of insider warrants and $1,449,000 of deferred underwriting discounts) is being held in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the initial shareholders have agreed that they will be liable under certain circumstances to ensure that the funds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations should they arise. The remaining funds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, if the Company is unable to consummate a Business Combination by the one year anniversary of the effective date of the Offering, up to an aggregate of $1,050,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements as well as any amounts that are necessary to pay the Company’s tax obligations.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 40% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (the “Initial Stockholders”), have agreed to vote their founding shares of ordinary shares in accordance with the vote of the majority interest of all other stockholders of the Company (the “Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares to cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of ordinary shares held by Public Stockholders at the consummation of the Offering. Accordingly Public Stockholders holding up to 2,069,999 shares may seek conversion of their shares in the event of a Business Combination (a greater number would not be able to since the Business Combination would not be able to be consummated with such greater number of shares choosing to redeem). Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalent

Cash and cash equivalents comprise cash at bank and on hand and demand deposits with banks and other financial institutions.

Income Taxes

Under current Cayman Islands laws, the Company is not subject to income tax, and accordingly, no income tax benefit or deferred tax asset has been recognized in respect of the net losses incurred.

Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Investment Held in Trust

The Company’s restricted investment held in the Trust Fund at March 31, 2008 is comprised two money market accounts with a short term maturity. Such security generates current income which is exempt from federal income tax.

Concentration of Credit Risk

The Company maintains cash in bank deposit accounts which, at times, exceed federally insured limits. The company has not experienced any losses on these accounts.

Earnings Per Share

Basic and diluted Earnings Per Share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period and weighted average number of ordinary shares on an as-if-exercised basis:

	Three month, ended March 31, 2008	For the period from Oct. 16, 2007 (Inception) to March 31, 2008
Net Income	$51,399	$27,971
Denominator
Basic weighted average shares	2,748,750	2,077,882
Effect of dilutive redeemable warrants & options*	627,310	338,071
Basic Income Per Share	$0.02	$0.01
Diluted Income Per Share	$0.02	$0.01

* computed using the Treasury Stock Method; since no Common Shares were traded in the month of March, the post-IPO price of $7.25 per share was used as the average trading price.

Use of Estimates

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

Recently Issued Accounting Standards

Management does believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities. Therefore, the Company has delayed application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination, goodwill, intangible assets and asset retirement obligations recognized in connection with final capping, closure and post-closure landfill obligations, until January 1, 2009. The Company is currently evaluating the impact of SFAS 157 for nonfinancial assets and liabilities on the Company's financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

The adoption of SFAS No. 159 did not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No.

160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 ("SFAS 160"), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.

SFAS No. 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.

SFAS No. 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent's owners and the interests of the noncontrolling owners of a subsidiary. Early adoption is prohibited. The Company has not yet had any acquisitions and therefore has not applied the provisions of SFAS No 141 (R) or SFAS No. 160.

NOTE 3 - INITIAL PUBLIC OFFERING

On March 13 2008, Spring Creek Acquisition Corp. (the “Company”) announced that the underwriters of its initial public offering (“IPO”) exercised their over-allotment option in full, for a total of an additional 675,000 units (over and above the 4,500,000 units sold in the IPO). Each unit (the “Units”) consists of one ordinary share, $.001 par value per share (the “Common Stock”), and one warrant, each warrant to purchase one share of Common Stock at an exercise price of $5.00 per share. The 5,175,000 Units sold in the offering, including the 675,000 units subject to the over-allotment option, were sold at an offering price of $8.00 per unit, generating gross proceeds of $41,400,000. $40,671,000, which includes the $1,430,000 of proceeds from the previously-announced private placement of warrants to the founding stockholders, has been placed in the trust account.

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

The Company paid the underwriters in the Offering an underwriting discount of 7.0% of the gross proceeds of the Offering. However, the underwriters have agreed that 3.5% of the underwriting discounts will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination. The Company issued a unit purchase option, for $100, to the underwriters to purchase 450,000 units at an exercise price of $8.80 per unit. The units issuable upon exercise of this option are identical to the Offering units. The Company has accounted for the fair value of the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this unit purchase option is approximately $701,005 ($1.56 per unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 17.46%, (2) risk-free interest rate of 3.70% and (3) expected life of 5 years. The unit purchase option may be exercised for cash or on a “cashless basis”, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

NOTE 4 - DEFERRED OFFERING COSTS

Deferred offering costs consist principally of legal and underwriting at closing fees incurred prior to the initial public offering that are directly related to the Offering. At closing, the deferred offering costs were charged to stockholders’ equity.

NOTE 5 - NOTES PAYABLE TO STOCKHOLDERS

The Company issued unsecured promissory notes in the aggregate principal amount of $100,000 to certain officers and initial stockholders on October 24, 2007. The notes were non-interest bearing and were repaid from the net proceeds of the Offering at closing of the IPO.

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

NOTE 7 - INSIDER WARRANTS AND SHARES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

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

Basic and diluted income per share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period.

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

The Company issued a unit purchase option, for $100, to the underwriters to purchase 450,000 units at an exercise price of $8.80 per unit. The units issuable upon exercise of this option are identical to the Offering units. The Company accounted for the fair value of the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this unit purchase option was $701,005 ($1.56 per unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 17.46%, (2) risk-free interest rate of 3.70% and (3) expected life of 5 years. The unit purchase option may be exercised for cash or on a “cashless basis”, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

Results of Operations for the Three Month Period ended March 31, 2008

We reported net income of $51,399 for the three-month period ended March 31, 2008. Until we enter into a business combination, our main revenues will be from interest generated in the escrow account.

Overall, for the quarter ended March 31, 2008, we incurred $420 of consulting and professional fees, $15,171 of general and administrative expenses, and $356 of formation costs. Our trust account earned interest of $67,346 for the three months ended March 31, 2008. No interest was earned in the three months ended March 31, 2007 since the Company was not formed until October 16, 2007.

Liquidity and Capital Resources

On February 27, 2008, we completed a private placement of 1,430,000 warrants to James Cheng-Jee Sha, our Chief Executive Officer and Chairman, Diana Chia-Huei Liu, our President and Director, William Tsu-Cheng Yu, our Chief Financial Officer and Director, Jimmy (Jim) Yee-Ming Wu, our Chief Operating Officer and Director and Gary Han Ming Chang, our Special Advisor, which we collectively refer to as our founding shareholders, and received net proceeds of $1,430,000. On March 4, 2008, we consummated our initial public offering of 4,500,000 units. On March 13, 2008, the underwriters of our initial public offering exercised their over-allotment option in full, for a total of an additional 675,000 units (over and above the 4,500,000 units sold in the initial public offering) for an aggregate offering of 5,175,000 units. Each unit in the public offering consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant (including the private placement warrants) entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. Our common stock and warrants started trading separately as of March 28, 2008.

The net proceeds from the sale of our warrants and units, after deducting certain offering expenses of approximately $3,520,366, including underwriting discounts of approximately $2,898,000, were approximately $39,309,634. Approximately $40,671,000 of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit. The trust account contains $1,449,000 of the underwriter’s compensation which will be paid to them only in the event of a business combination. Except for up to $1,050,000 in interest that is earned on the funds contained in the trust account that may be released to us to be used as working capital, of which $900,000 is remaining as of March 31, 2008, we will not be able to access the amounts held in the trust until we consummate a business combination. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. From October 16, 2007 (the date of our inception) through December 31, 2007, we had operating expenses of $23,428 and deferred offering costs of $199,957. From January 1, 2008 through March 31, 2008, we had operating expenses of $15,947 and offering costs of $622,366, exclusive of the $2,898,000 in underwriting discounts. The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. Other than $1,050,000 in interest which we may use to fund working capital, the amounts held in the trust account may only be used by us upon the consummation of a business combination. As of December 31, 2007, we had no amount held in the trust account. As of March 31, 2008, there was approximately $40,671,000 held in the trust account, which includes deferred underwriting fees of $1,449,000. Additionally, as of March 31, 2008, we have approximately $121,380 outside the trust account to fund our working capital requirements

We expect to use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 40% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (the “Initial Stockholders”), have agreed to vote their founding shares of ordinary shares in accordance with the vote of the majority interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares to cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of ordinary shares held by Public Stockholders at the consummation of the Offering, Public Stockholders holding up to 2,069,999 shares may seek conversion of their shares in the event of a Business Combination (a greater number would not be able to since the Business Combination would not be able to be consummated with such greater number of shares choosing to redeem). Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Initial Stockholders.

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

Commencing on February 27, 2008 we began incurring a fee of approximately $7,500 per month for office space. As discussed above, we plan on entering into a formal agreement relating to the lease of space in the near future. The office space is provided by James Cheng-Jee Sha, the Company’s Chief Executive Officer and director. Such Mr. Sha has agreed that, until the Company consummates a Business Combination, he will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities. However, as discussed above, we have entered into a lease with the landlord of our office facilities at a monthly rental of $7,500.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4T. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008 was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2008, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls and conclusion on the operating effectiveness of those controls.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are not required to respond to this item because we are a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

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

On February 27, 2008, we completed a private placement of 1,430,000 warrants to our founding shareholders and received net proceeds of $1,430,000. We refer to the warrants sold in this private placement as the insider warrants. The insider warrants are identical to the warrants underlying the units sold in our initial public offering except that if we call the warrants for redemption, the insider warrants may be exercised on a cashless basis so long as such warrants are held by our founding shareholders or their affiliates. The securities were sold in reliance on the exemption from registration contained in Section 4(2) of the Securities Act since they were sold to sophisticated, wealthy individuals. No underwriting discounts or commissions were paid with respect to such securities.

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

Use of Proceeds

On February 27, 2008, we completed a private placement of 1,430,000 warrants. On March 4, 2008, we consummated our initial public offering of 4,500,000 units. On March 13, 2008, the underwriters of our initial public offering exercised their over-allotment option in full, for a total of an additional 675,000 units (over and above the 4,500,000 units sold in the initial public offering) for an aggregate offering of 5,175,000 units. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. The units were sold at an offering price of $8.00 per unit and the warrants we sold at an offering price of $1.00 per warrant, generating total gross proceeds of $42,830,000. EarlyBirdCapital, Inc. acted as lead underwriter. The securities sold in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-147284). The Securities and Exchange Commission declared the registration statement effective on February 27, 2008.

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

Overall, for the quarter ended March 31, 2008, not including fees and expenses incurred in connection with our initial public offering, we used the following from the proceeds of the offering: $15,591 of general and administrative expenses and $356 of formation expenses.

Repurchases of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to rule 13A-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRING CREEK ACQUISITION CORP.

May 19, 2008	By:	/s/ James Cheng-Jee Sha
James Cheng-Jee Sha
Chief Executive Officer and Chairman (Principal Executive Officer)

May 19, 2008	By:	/s/ William Tsu-Cheng Yu
William Tsu-Cheng Yu
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.
31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to rule 13A-14(a) of the Securities Exchange Act, as amended.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 .