Form 10-Q
period 2008-06-30
Spring Creek Acquisition Corp.
filed 2008-08-19
CIK 1417370

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 6,468,750 shares of the Registrant’s common stock issued and outstanding as of August 14, 2008.

Spring Creek Acquisition Corp.

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (UNAUDITED)

SPRING CREEK ACQUISITION CORP.
(a corporation in the development stage)
BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007
ASSETS
Cash	$40,266	$628
Cash held in investment account	100,000
Cash held in trust account	40,737,901	-
Prepaid Expenses	103,842	-
Interest Receivable	133	-
Deferred offering cost associated with proposed public offering	-	199,957
Total Assets (all current)	$40,982,142	$200,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accrued expenses	$20,703	$99,013
Deferred underwriters fees	1,449,000	-
Notes payable to stockholders	–	100,000
Total Current Liabilities	1,469,703	199,013

Ordinary shares, subject to possible conversion 2,069,999 shares at conversion value	16,270,192	–

STOCKHOLDERS’ EQUITY
Preferred shares, $.001 par value
Authorized 1,000,000 shares; none issued	–	–
Ordinary shares, $.001 par value
Authorized 50,000,000 shares, issued and outstanding 6,468,750 shares (which includes 2,069,999 shares subject to possible conversion at June 30); 1,293,750 shares at December 31, 2007	6,469	1,294
Warrants	1,430,000	–
Additional paid-in capital	21,610,035	23,706
Retained earnings (deficit) accumulated during development stage	195,743	(23,428)
Total Stockholders’ Equity	23,242,247	1,572

Total Liabilities and Stockholders’ Equity	$40,982,142	$200,585

See notes to unaudited financial statements

SPRING CREEK ACQUISITION CORP.
(a corporation in the development stage)
STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2008 (Unaudited)	For the six months ended June 30, 2008 (Unaudited)	For the period from October 16, 2007 (inception) to December 31, 2007 (Audited)	For the period from October 16, 2007 (inception) to June 30, 2008 (Unaudited)

Professional fees	(15,971)	(15,971)	(18,700)	(34,671)

General and Administrative expenses	(64,996)	(80,587)	–	(80,587)

Formation costs	–	(356)	(4,728)	(5,084)

Operating Loss	(80,967)	(96,914)	(23,428)	(120,342)

Interest Income	248,739	316,085	–	316,085

Net income (loss)	$167,772	$219,171	$(23,428)	$195,743

Basic net income per share	0.03	$0.05	$(0.02)	$0.05

Diluted net income per share	0.02	$0.02	$(0.02)	$0.04

Basic weighted average shares outstanding	6,468,750	4,619,026	1,293,750	3,626,599
Diluted weighted average shares outstanding	8,524,444	9,510,711	1,293,750	4,566,569

See notes to unaudited financial statements

SPRING CREEK ACQUISITION CORP.
(a corporation in the development stage)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period from October 16, 2007 (inception) to June 30, 2008

	Ordinary Shares			Additional	Income (Deficit) Accumulated during the Development	Stockholders’
	Shares	Amount	Warrants	Paid-in Capital	Stage	Equity

Ordinary shares issued October 16, 2007 for cash at $0.02 per share	1,293,750	$1,294	$–	$23,706	$–	$25,000

Net loss October 16, 2007 to December 31, 2007	–	–	–	–	(23,428)	(23,428)

Balance at December 31, 2007	1,293,750	1,294	–	23,706	(23,428)	1,572

Proceeds from private placement of insider warrants	–	–	1,430,000	–	–	1,430,000

Sale of 4,500,000 units, net of underwriters discount and offering expenses ($3,112,697) (includes 1,799,999 shares subject to possible redemption)	4,500,000	4,500	–	32,882,803	–	32,887,303

Proceeds from insurance of underwriter purchase option	–	–	–	100	–	100

Proceeds from overallotment option exercised, net of underwriters discounts and offering expenses ($425,706) (includes 270,000 shares subject to possible redemption)	675,000	675	–	4,973,618	–	4,974,293

Proceeds subject to possible conversion of shares	–	–	–	(16,270,192)	–	(16,270,192)

Net income January 1, 2008 to June 30, 2008	–	–	–	–	219,171	219,171

Balance at June 30, 2008	6,468,750	$6,469	$1,430,000	$21,610,035	$195,743	$23,242,247

See notes to unaudited financial statements

SPRING CREEK ACQUISITION CORP.
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS

	For the three months ended June 30,2008 (Unaudited)	For the six months ended June 30, 2008 (Unaudited)	For the period from October 16 (inception) to December 31, 2007 (Audited)	For the period from October 16 2007 (inception) to June 30, 2008 (Unaudited),
CASH FLOW FROM OPERATING ACTIVITIES
Net Income	$167,772	$219,171	$(23,428)	$195,743
Adjustments to reconcile net income to net cash provided by operating activities:
Change in prepaid expenses	(49,157)	(103,842)	–	(103,842)
Change in accrued expenses	(82,003)	(78,311)	99,013	20,702
Net cash provided by operating activities	36,612	37,018	75,585	112,603

CASH FLOW FROM INVESTING ACTIVITIES
Cash held in trust account	-	(40,671,000)	-	(40,671,000)
Cash held in investment account	(100,000)	(100,000)	-	(100,000)
Change in interest income accrued	67,213	(133)	-	(133)
Proceeds from interest earned from investment activities	(66,901)	(66,901)	-	(66,901)
Net cash used in investment activities	(99,688)	(40,671,000)	–	(40,838,034)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of ordinary shares to founding stockholders	–	–	25,000	25,000
Proceeds from stockholders notes payable	–	–	100,000	100,000
Payment of stockholders notes payable	–	(100,000)	–	(100,000)
Gross proceeds from initial public offering	–	36,000,000	–	36,000,000
Proceeds from issuance of underwriter purchase option	–	100	–	100
Proceeds from private placement of insider warrants	–	1,430,000	–	1,430,000
Proceeds from over allotment option exercised	–	5,400,000	–	5,400,000
Deferred offering costs associated with proposed public offering		199,957	(199,957)
Payment of costs associated with IPO and over allotment option	(18,038)	(2,089,403)	–	(2,089,403)

Net cashed provided by (used in) financing activities	(18,038)	40,840,654	(74,957)	40,765,697

NET INCREASE/DECREASE IN CASH	$(81,114)	$39,638	$628	$40,266

CASH, Beginning	$121,380	$628	$–	$–
CASH, Ending	$40,266	$40,266	$628	$40,266

SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING ACTIVITIES
Deferred underwriters’ fees	$1,449,000	$1,449,000	–	$1,449,000

Fair Value of Underwriters’ Purchase Option	$701,005	$701,005	–	$701,005

See notes to unaudited financial statements

Spring Creek Acquisition Corp.
(a corporation in the development stage)

NOTES TO UNAUDITED FINANCIAL STATEMENTS
For The Period April 1, 2008 to June 30, 2008

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

At June 30, 2008 the Company had commenced seeking a target business with which to complete a business combination.

The financial statements at June 30, 2008 and for the periods ended June 30, 2008 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of June 30, 2008, the results of its operations and cash flows for the three months and six month period ended June 30, 2008 and for the period from October 16, 2007 (inception) through June 30, 2008. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and any disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The interim net condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s final prospectus, dated February 27, 2008.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on February 27, 2008. The Company consummated the offering on March 4, 2008 and received proceeds net of transaction costs of approximately $34,030,000 (Note 3). The Company consummated an offering for 675,000 units of over-allotment on March 13, 2008 and received proceeds net of transaction costs of approximately $4,974,293 including unpaid underwriters compensation of $189,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business that has its principal operations located in the Greater China region (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination. Net proceeds of $40,671,000 (including $1,430,000 of proceeds from the sale of insider warrants and $1,449,000 of deferred underwriting discounts) is being held in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination and (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the initial shareholders have agreed that they will be liable under certain circumstances to ensure that the funds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations should they arise. The remaining funds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,050,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements as well as any amounts that are necessary to pay the Company’s tax obligations.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Cash

Cash comprise cash at bank and on hand and demand deposits with banks and other financial institutions.

Investment Held in Trust

The Company’s restricted investment held in the Trust Fund at June 30, 2008 is comprised two money market accounts with a short term maturity. Such security generates current income which is exempt from federal income tax.

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

Earnings Per Share

Basic and diluted Earnings Per Share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period and weighted average number of ordinary shares on an as-if-exercised basis:

	Three months, ended June 30, 2008	Six months, ended June 30, 2008	For the period from Oct. 16, 2007 (Inception) to June 30, 2008
Net Income	$167,772	$316,085	$195,743
Denominator
Basic weighted average shares	6,468,750	4,619,026	3,626,599
Effect of dilutive redeemable warrants & options*	2,055,694	4,894,685	939,970
Basic Income Per Share	$0.03	$0.05	$0.05
Diluted Income Per Share	$0.02	$0.02	$0.04

* computed using the Treasury Stock Method; the price of $7.20 per share was used as the average trading price

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

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities. Therefore, the Company has delayed application of SFAS 157 to its nonfinancial assets and nonfinancial liabilities, which include assets and liabilities acquired in connection with a business combination, goodwill, intangible assets and asset retirement obligations recognized in connection with final capping, closure and post-closure landfill obligations, until January 1, 2009. The Company is currently evaluating the impact of SFAS 157 for nonfinancial assets and liabilities on the Company’s financial position and results of operations.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 expands the disclosure requirements in SFAS No. 133, regarding an entity's derivative instruments and hedging activities. SFAS No. 161 is effective on January 1, 2009. Management is evaluating the impact of adopting SFAS No. 161, if any, on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162''). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GMP hierarchy). SFAS No. 162 shall be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". Management is evaluating the impact of adopting SFAS No. 162, if any, on the Company's financial statements.

In May 2008, the FASB issued FASB Statement No. 163. "Accounting for Financial Guarantee Insurance Contracts" ("SFAS No. 163"), which clarifies how FASB Statement No. 60, "Accounting and Reporting by Insurance Enterprises", applies to financial guarantee insurance contracts issued by insurance enterprises. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year. Management is evaluating the impact of adopting SFAS No. 163, if any, on the Company's financial statements.

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

On February 27, 2008, the Company sold 4,500,000 units (“units”) at a price of $8.00 per unit in the Offering. Each unit consists of one ordinary share of the Company’s stock and one Redeemable Ordinary Share Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one ordinary share at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the Effective Date of the Offering and expiring four years from the Effective Date of the Offering. The Company may redeem the Warrants, with the prior consent of EarlyBirdCapital, Inc. (“EBC”), the representative of the underwriters in the Offering, at a price of $.01 per Warrant upon 30 days notice while the Warrants are exercisable, only in the event that the last sale price of the ordinary shares is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, management will have the option to require any holder that wishes to exercise his Warrant to do so on a “cashless basis.” In such event, the holder would pay the exercise price by surrendering his Warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of Warrants. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

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

Overview

Spring Creek Acquisition Corp. (“we”, “us”, “our” or the “Company”) is a limited life Cayman Islands exempted company incorporated on October 16, 2007, organized as a blank check company for the purpose of acquiring, through a stock exchange, asset acquisition or other similar business combination, or controlling, through contractual arrangements, an operating business, that has its principal operations in the People’s Republic of China, or PRC, as well as the Hong Kong Special Administrative Region, the Macau Special Administrative Region and Taiwan, or Greater China. Our Memorandum and Articles of Association provides that we may not consummate a business combination with a business that has its principal operations outside of Greater China. [Our efforts to identify a prospective target business will not be limited to a particular industry. We do not have any specific business combination under consideration, though we have had discussions with several target businesses regarding a possible business combination.]

Critical Accounting Policies

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

Results of Operations for the Six-Month Period ended June 30, 2008

We reported net income of $219,171 for the six-month period ended June 30, 2008. Until we enter into a business combination, our only significant revenues will be from interest generated in the escrow account.

Overall, for the six-month period ended June 30, 2008, not including fees and expenses incurred in connection with our initial public offering, we incurred $15,971 of consulting and professional fees, $80,587 of general and administrative expenses and $365 of formation costs. Our trust account earned interest of $316,085 for the six months ended June 30, 2008. No interest was earned in the six months ended June 30, 2007 since the Company was not formed until October 16, 2007

Results of Operations for the Three-Month Period ended June 30, 2008

We reported net income of $167,772 for the three-month period ended June 30, 2008. Until we enter into a business combination, our only significant revenues will be from interest generated in the escrow account.

Overall, for the quarter ended June 30, 2008, not including fees and expenses incurred in connection with our initial public offering, we incurred $15,971 of consulting and professional fees, and $64,996 of general and administrative expenses. Our trust account earned interest of $248,739 for the three months ended June 30, 2008. No interest was earned in the three months ended June 30, 2007 since the Company was not formed until October 16, 2007

Liquidity and Capital Resources

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

The net proceeds from the sale of our warrants and units, after deducting certain offering expenses of approximately $3,520,366, including underwriting discounts of approximately $2,898,000, were approximately $39,309,634. Approximately $40,671,000 of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit. The trust account contains $1,449,000 of the underwriter’s compensation which will be paid to them only in the event of a business combination. Except for up to $1,050,000 in interest that is earned on the funds contained in the trust account that may be released to us to be used as working capital, of which $650,948.94 is remaining as of June 30, 2008, we will not be able to access the amounts held in the trust until we consummate a business combination. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. From October 16, 2007 (the date of our inception) through December 31, 2007, we had operating expenses of $23,428 and deferred offering costs of $199,957. From January 1, 2008 through June 30, 2008, we had operating expenses of $96,558 and formation costs of $356, exclusive of the $2,898,000 in underwriting discounts. The net proceeds deposited into the trust fund remain on deposit in the trust account earning interest. Other than $1,050,000 in interest which we may use to fund working capital, the amounts held in the trust account may only be used by us upon the consummation of a business combination. As of December 31, 2007, we had no amount held in the trust account. As of June 30, 2008, there was approximately $40,737,901 held in the trust account, which includes deferred underwriting fees of $1,449,000. Additionally, as of June 30, 2008, we have approximately $140,266 outside the trust account to fund our working capital requirements

We expect to use substantially all of the net proceeds of the initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

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

ITEM 4T. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008 was made under the supervision of our Chief Executive Officer and Chief Financial Officer with the participation of our management. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the private placement and the initial public offering were approximately $39,372,000. Approximately $40,671,000 (or approximately $7.86 per unit sold in our initial public offering) of the proceeds from the initial public offering and the private placement was placed in a trust account for our benefit40,737,901d the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The trust account contains $1,449,000 of the underwriter’s compensation which will be paid to them only in the event of a business combination. The amounts held in the trust account may only be used by us upon the consummation of a business combination, except that we may use up to $1,050,000 of the interest earned on the trust account to fund our working capital prior to a business combination. As of June 30, 2008, there was approximately $40,737,901 held in the trust account, which includes deferred underwriting fees of $1,449,000.

Overall, for the quarter ended June 30, 2008, not including fees and expenses incurred in connection with our initial public offering, we used the following from the proceeds of the offering: $15,971of consulting and professional fees and $64,996 of general and administrative expenses.

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

SPRING CREEK ACQUISITION CORP.

August 19, 2008	By:	/s/ James Cheng-Jee Sha
James Cheng-Jee Sha
Chief Executive Officer and Chairman
(Principal Executive Officer)

August 19, 2008	By:	/s/ William Tsu-Cheng Yu
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