Form 10-Q
period 2008-09-30
Spring Creek Acquisition Corp.
filed 2008-11-14
CIK 1417370

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to ____________.

Commission File Number: 000-53082

SPRING CREEK ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	39-2064705
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

10F, Room #1005, Fortune Int’l Building
No. 17, North DaLiaShu Road
Hai Dain District, Beijing 10081
People’s Republic of China
(Address of Principal Executive Offices including Zip Code)

(86) 106214-3561
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

There were 6,468,750 shares of the Registrant’s common stock issued and outstanding as of November 14, 2008.

Spring Creek Acquisition Corp.

Index to Form 10-Q

PART I - FINANCIAL INFORMATION	3
ITEM 1 - FINANCIAL STATEMENTS	3
BALANCE SHEETS AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007	3
STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND FROM OCTOBER 16, 2007 (INCEPTION) TO SEPTEMBER 30, 2008 (UNAUDITED)	4
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FROM OCTOBER 16, 2007 (INCEPTION) TO SEPTEMBER 30, 2008 (UNAUDITED)	5
STATEMENTS OF CASH FLOWS FOR THE NINE MONTH ENDED SEPTEMBER 30, 2008 AND FROM OCTOBER 16, 2007 (INCEPTION) TO SEPTEMBER 30, 2008 (UNAUDITED)	6
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)	7
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
ITEM 4T. CONTROLS AND PROCEDURES	16
PART II - OTHER INFORMATION	18
ITEM 1. LEGAL PROCEEDINGS	18
ITEM 1A. RISK FACTORS	18
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18
ITEM 3. DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19
ITEM 5. OTHER INFORMATION	19
ITEM 6. EXHIBITS	19
SIGNATURES	20

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

SPRING CREEK ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$124,916	$628
Funds held in trust (including $76,659 in accrued interest)	40,870,967	—
Prepaid expenses	86,292	—
Total current assets	41,082,175	628

NON-CURRENT ASSETS
Deferred offering costs associated with public offering	—	199,957
Deferred acquisition costs	50,000	—
Total non-current assets	50,000	199,957
Total Assets	$41,132,175	$200,585

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accrued expenses	$7,840	$99,013
Deferred underwriters fees	1,449,000	—
Deferred interest on funds held in trust	31,349	—
Income tax payable	102,000	—
Notes payable to stockholders	—	100,000
Total Current Liabilities	1,590,189	199,013

Ordinary shares, subject to possible redemption (2,069,999 shares
at redemption value)	16,270,192	—

STOCKHOLDERS' EQUITY
Preferred shares, $.001 par value
Authorized 1,000,000 shares; none issued	—	—
Ordinary shares, $.001 par value
Authorized 50,000,000 shares, issued and outstanding
6,468,750 shares (which includes 2,069,999 shares
subject to possible redemption at September 30, 2008);
1,293,750 shares at December 31, 2007	6,469	1,294
Additional paid-in capital	23,040,035	23,706
Earnings (deficit) accumulated during development stage	225,290	(23,428)
Total Stockholders' equity	23,271,794	1,572
Total Liabilities and Stockholders' Equity	$41,132,175	$200,585

See notes to financial statements

SPRING CREEK ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,	Period from October 16, 2007 (Inception) to September 30, 2008
	2008	2008	(Cumulative)
Revenue	$—	$—	$—
Operating expenses	70,259	166,939	185,639
Formation costs	—	356	5,084
Total operating expenses	70,259	167,295	190,723
Operating loss	(70,259)	(167,295)	(190,723)
Interest income	233,277	549,362	549,362
Income before provision for income tax	163,018	382,067	358,639
Provision for income tax	102,000	102,000	102,000
Income before allocation of trust account interest	61,018	280,067	256,639
Allocation of trust account interest relating to ordinary shares subject to possible redemption	(31,349)	(31,349)	(31,349)
Net income available to ordinary stockholders	$29,669	$248,718	$225,290

Net income per ordinary share —
Basic	$0.00	$0.05
Diluted	$0.00	$0.04
Weighted average ordinary shares outstanding —
Basic	6,468,750	5,242,376
Diluted	8,454,869	6,794,615

See notes to financial statements

SPRING CREEK ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the period from October 16, 2007 (inception) to September 30, 2008

	Ordinary Shares		Additional Paid-in	Earnings (Deficit) Accumulated During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity
Ordinary shares issued October 16, 2007 for
cash at $0.02 per share	1,293,750	$1,294	$23,706	$—	$25,000

Net loss from the period October 16, 2007 (inception)
to December 31, 2007	—	—	—	(23,428)	(23,428)

Balance at December 31, 2007	1,293,750	1,294	23,706	(23,428)	1,572

Proceeds from sale of warrants in private placement	—	—	1,430,000	—	1,430,000

Proceed from sales of shares and warrants in public
offering, net of offering costs of $3,538,403	5,175,000	5,175	37,856,421	—	37,861,596

Sale of unit purchase option to underwriters	—	—	100	—	100

Shares reclassified to "Ordinary shares, subject to
possible redemption"	—	—	(16,270,192)	—	(16,270,192)

Net Income available to ordinary stockholders for the
nine months ended September 30, 2008	—	—	—	248,718	248,718

Balance at September 30, 2008 (Unaudited)	6,468,750	$6,469	$23,040,035	$225,290	$23,271,794

See notes to financial statements

SPRING CREEK ACQUISITION CORP.
(a corporation in the development stage)

STATEMENTS OF CASH FLOWS
(Unaudited)

		For the period
	Nine	from October 16
	months ended	2007 (inception)
	September 30, 2008	to September 30, 2008
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$248,718	$225,290
Changes in operating assets and liabilities:
Increase in prepaid expenses	(86,293)	(86,293)
Increase (decrease) in accrued expenses	(91,174)	7,839
Increase in income tax payable	102,000	102,000
Net cash provided by operating activities	173,251	248,836

CASH FLOW FROM INVESTING ACTIVITIES
Offering proceeds investments in money market funds	(40,671,000)	(40,671,000)
Increase in trust account from interest earned on funds held in trust	(518,013)	(518,013)
Withdrawal from trust account	349,396	349,396
Payment of deferred acquisition costs	(50,000)	(50,000)
Net cash used in investment activities	(40,889,617)	(40,889,617)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale of ordinary shares to founding stockholders	—	25,000
Proceeds from stockholders notes payable	—	100,000
Payment of stockholders notes payable	(100,000)	(100,000)
Gross proceeds from initial public offering	36,000,000	36,000,000
Gross proceeds from issuance of underwriter purchase option	100	100
Gross proceeds from private placement of insider warrants	1,430,000	1,430,000
Gross proceeds from over allotment option exercised	5,400,000	5,400,000
Payment of offering costs	(1,889,446)	(2,089,403)

Net cash provided by financing activities	40,840,654	40,765,697

NET INCREASE IN CASH	124,288	124,916

CASH, Beginning	628	—
CASH, Ending	$124,916	$124,916

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Deferred underwriters fees	$1,449,000	$1,449,000

See notes to financial statements

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

At September 30, 2008 the Company had commenced seeking a target business with which to complete a business combination.

The financial statements at September 30, 2008 and for the three-month and nine-month periods ended September 30, 2008 are unaudited. In the opinion of management, all adjustments (consisting of normal adjustments) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2008 and the results of its operations and cash flows for the three months and nine months period ended September 30, 2008 and for the period from October 16, 2007 (inception) through September 30, 2008. Operating results as presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and any disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s final prospectus, dated February 27, 2008.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective on February 27, 2008. The Company consummated the Offering on March 4, 2008 and received proceeds net of transaction costs of approximately $34,030,000 (Note 3). The Company consummated an offering for 675,000 units of over-allotment on March 13, 2008 and received proceeds net of transaction costs of approximately $4,974,293 including unpaid underwriters compensation of $189,000. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business that has its principal operations located in the Greater China region (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. Net proceeds of $40,671,000 (including $1,430,000 of proceeds from the sale of insider warrants and $1,449,000 of deferred underwriting discounts) is being held in a trust account (“Trust Account”) and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. Two of the initial shareholders have agreed that they will be liable under certain circumstances to ensure that the funds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered contracted for or products sold to the Company. However, there can be no assurance that they will be able to satisfy those obligations should they arise. The remaining funds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, up to an aggregate of $1,050,000 of interest earned on the Trust Account balance may be released to the Company to fund working capital requirements as well as any amounts that are necessary to pay the Company’s tax obligations.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholders’ approval. In the event that stockholders owning 40% or more of the shares sold in the Offering vote against the Business Combination and exercise their redemption rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (the “Initial Stockholders”), have agreed to vote their founding shares of ordinary shares in accordance with the vote of the majority interest of all other stockholders of the Company (the “Public Stockholders”) with respect to any Business Combination. After the consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who votes against the Business Combination may demand that the Company convert his or her shares to cash. The per share redemption price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of ordinary shares held by Public Stockholders at the consummation of the Offering. Accordingly Public Stockholders holding up to 2,069,999 shares may seek redemption of their shares in the event of a Business Combination (a greater number would not be able to since the Business Combination would not be able to be consummated with such greater number of shares choosing to redeem). Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.

The Company’s Memorandum and Articles of Association were amended prior to the Offering to provide that the Company will continue in existence only until 18 months from the effective date of the Offering or until 30 months if a letter of intent, agreement in principle or definitive agreement has been executed within 18 months after consummation of the Offering and the Business Combination has not been consummated within such 18 month period. If the Company has not completed a Business Combination by such dates, its corporate existence will cease and it will dissolve and liquidate its assets. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Offering Unit discussed in Note 3).

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company complies with the reporting requirements of Statements of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Cash

Cash comprises cash in bank and on hand and demand deposits with banks and other financial institutions.

Investment Held in Trust

The Company’s restricted investment held in the Trust Fund at September 30, 2008 is comprised of one money market account with a short term maturity.

Income Taxes

Deferred income taxes are provided for the differences between bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has provided for income taxes, where appropriate, in all jurisdictions in which it is subject to taxation.

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

Earnings Per Share

Basic and diluted Earnings Per Share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period and weighted average number of ordinary shares on an as-if-exercised basis:

	Three months ended September 30, 2008	Nine months ended September 30, 2008
	(Unaudited)	(Unaudited)
Net Income	$29,669	$248,718
Denominator
Basic weighted average shares	6,468,750	5,242,376
Effect of dilutive redeemable warrants & options*	1,986,119	1,527,569
Total	8,454,869	6,794,615
Basic Income Per Share	$0.00	$0.05
Diluted Income Per Share	$0.00	$0.04

* computed using the Treasury Stock Method; the price of $7.15 per share was used as the average trading price for the three months ended September 30, 2008, and $7.20 per share was used as the average trading price for the period from Feb. 28, 2008 to September 30, 2008.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 with no material effect on the interim financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Management is evaluating the impact of adopting SFAS No. 141(R) and SFAS No. 160, if any, on the Company's financial statements.

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

NOTE 3 - INITIAL PUBLIC OFFERING

On February 27, 2008, the Company sold 4,500,000 units (“units”) at a price of $8.00 per unit in the Offering. Each unit consists of one ordinary share of the Company’s stock and one Redeemable Ordinary Share Purchase Warrant (“Warrants”). Each Warrant entitles the holder to purchase from the Company one ordinary share at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the Effective Date of the Offering. The Warrants expire in four years from the Effective Date of the Offering. The Company may redeem the Warrants, with the prior consent of EarlyBirdCapital, Inc. (“EBC”), the representative of the underwriters in the Offering, at a price of $.01 per Warrant upon 30 days notice while the Warrants are exercisable, only in the event that the last sale price of the ordinary shares is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. If the Company redeems the Warrants as described above, management will have the option to require any holder who wishes to exercise his Warrant to do so on a “cashless basis.” In such event, the holder would pay the exercise price by surrendering his Warrants for the number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the Warrants, multiplied by the difference between the exercise price of the Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to holders of Warrants. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Offering the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to net cash settle the Warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

On March, 13 2008, the Company announced that the underwriters of its initial public offering (“IPO”) exercised their over-allotment option in full, for a total of an additional 675,000 units (over and above the 4,500,000 units sold in the IPO). Each unit (the “Units”) consists of one ordinary share, $.001 par value per share (the “Common Stock”), and one warrant, each warrant to purchase one share of Common Stock at an exercise price of $5.00 per share. The 5,175,000 Units sold in the Offering, including the 675,000 units subject to the over-allotment option, were sold at an offering price of $8.00 per unit, generating gross proceeds of $41,400,000. $40,671,000, which includes the $1,430,000 of proceeds from the previously-announced private placement of warrants to the founding stockholders, has been placed in the Trust Account.

The Company is obligated to pay the underwriters in the Offering an underwriting discount of 7.0% of the gross proceeds of the Offering. However, the underwriters have agreed that 3.5% of the underwriting discounts will not be payable unless and until the Company completes a Business Combination and have waived their right to receive such payment upon the Company’s liquidation if it is unable to complete a Business Combination. The Company issued a unit purchase option, for $100, to the underwriters to purchase 450,000 units at an exercise price of $8.80 per unit. The units issuable upon exercise of this option are identical to the Offering units. The Company has accounted for the fair value of the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of this unit purchase option is approximately $701,005 ($1.56 per unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 17.46%, (2) risk-free interest rate of 3.70% and (3) expected life of 5 years. The unit purchase option may be exercised for cash or on a “cashless basis”, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise price of the unit purchase option and the underlying Warrants and the market price of the Units and underlying ordinary shares) to exercise the unit purchase option without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the unit purchase option or the Warrants underlying the unit purchase option. The holder of the unit purchase option will not be entitled to exercise the unit purchase option or the Warrants underlying the unit purchase option unless a registration statement covering the securities underlying the unit purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the unit purchase option or underlying Warrants, the unit purchase option or Warrants, as applicable, will expire worthless.

NOTE 4 - DEFERRED OFFERING COSTS

Deferred offering costs consist principally of legal and underwriting fees incurred prior to the initial public offering that are directly related to the Offering. At closing, the deferred offering costs were charged to stockholders’ equity.

NOTE 5 FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company adopted SFAS 157 on January 1, 2008. This statement establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

-
Level 1 — quoted prices (unadjusted) in active markets for identical asset or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

-
Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

-
Level 3 — unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

In accordance with SFAS 157, the Company determines the level in the fair value hierarchy within which each fair value measurement in its entirety falls, based on the lowest level input that is significant to the fair value measurement in its entirety. The following table presents the investment in a money market fund, the Company’s only financial asset measured and recorded at fair value on the Company’s balance sheets on a recurring basis and its level within the fair value hierarchy as of September 30, 2008:

	Fair Value
As of September 30, 2008	Level 1	Level 2	Level 3	Total

Investment in Money Market Fund	$40,870,967	$	$—	$40,870,967

The following table shows the gain on fair value adjustments to the financial instruments that are recognized at fair value in the financial statements:

Gain on fair value adjustments to the Money Market Fund	$233,277

The valuation of the money market fund is based on the fair market value of all securities underlying the fund.

NOTE 6 - NOTES PAYABLE TO STOCKHOLDERS

The Company issued unsecured promissory notes in the aggregate principal amount of $100,000 to certain officers and initial stockholders on October 24, 2007. The notes were non-interest bearing and were repaid from the net proceeds of the Offering at the closing of the IPO.

NOTE 7 - COMMITMENTS

The Company presently occupies office space in Beijing, China provided by an affiliate of the Company’s Chief Executive Officer and director. The affiliate has agreed that, until the Company consummates a Business Combination, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay the affiliate $7,500 per month for such services commencing on the effective date of the Offering.

Pursuant to letter agreements dated as of September 25, 2007 between the Company and the underwriters, the initial stockholders have waived their right to receive distributions with respect to their founding shares upon the Company’s liquidation.

NOTE 8 - INSIDER WARRANTS AND SHARES

The Initial stockholders of the Company purchased 1,430,000 Warrants (“Insider Warrants”) at $1.00 per Warrant (for an aggregate purchase price of $1,430,000) in a private placement that took place simultaneously with the Offering. The Company believes the purchase price of these warrants approximates the fair value of such warrants because the fair market value of publicly traded warrants for similarly structured blank check companies is typically no greater than $1.00. The warrants will be accounted for as part of the stockholders’ equity. All of the proceeds received from this purchase were placed in the Trust Account. The Insider Warrants purchased by such purchasers are identical to the Warrants in the Offering except that if the Company calls the Warrants for redemption, the Insider Warrants may be exercisable on a “cashless basis,” at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the Warrants, as described above), so long as such securities are held by such purchasers or their affiliates. Furthermore, the purchasers have agreed that the Insider Warrants will not be sold or transferred by them until after the Company has completed a Business Combination.

The Initial Stockholders and the holders of the Insider Warrants (or underlying ordinary shares) will be entitled to registration rights with respect to their founding shares or Insider Warrants (or underlying ordinary shares) pursuant to an agreement signed prior to or on the effective date of the Offering. The holders of the founding shares are entitled to demand that the Company register 50% of these shares at any time commencing three months prior to nine months after the consummation of the Business Combination and the balance of these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Insider Warrants (or underlying ordinary shares) are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Insider Warrants (or underlying ordinary shares) have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

NOTE 9 - PREFERRED STOCK

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

Overview

Spring Creek Acquisition Corp. (“we”, “us”, “our” or the “Company”) is a limited life Cayman Islands exempted company incorporated on October 16, 2007, organized as a blank check company for the purpose of acquiring, through a stock exchange, asset acquisition or other similar business combination, or controlling, through contractual arrangements, an operating business, that has its principal operations in the People’s Republic of China, or PRC, as well as the Hong Kong Special Administrative Region, the Macau Special Administrative Region and Taiwan (“Greater China”). Our Memorandum and Articles of Association provides that we may not consummate a business combination with a business that has its principal operations outside of Greater China. Our efforts to identify a prospective target business will not be limited to a particular industry.

Results of Operations for the Nine-Month Period ended September 30, 2008

We reported net income of $248,718 for the nine-months ended September 30, 2008. Until we enter into a Business Combination, our only significant income will be from interest generated in the Trust Account.

Overall, for the nine-month period ended September 30, 2008, not including fees and expenses incurred in connection with our IPO, we incurred $166,939 of general and administrative expenses and $356 of formation costs. Our trust account earned interest of $549,362 for the nine months ended September 30, 2008.

Results of Operations for the Three-Month Period ended September 30, 2008

We reported net income of $29,669 for the three-months ended September 30, 2008. Until we enter into a Business Combination, our only significant revenues will be from interest generated in the Trust Account.

Overall, for the quarter ended September 30, 2008, not including fees and expenses incurred in connection with our IPO, we incurred $70,259 of general and administrative expenses. Our Trust Account earned interest of $233,277 for the three months ended September 30, 2008.

Liquidity and Capital Resources

On February 27, 2008, we completed a private placement of 1,430,000 warrants to James Cheng-Jee Sha, our Chief Executive Officer and Chairman, Diana Chia-Huei Liu, our President and Director, William Tsu-Cheng Yu, our Chief Financial Officer and Director, Jimmy (Jim) Yee-Ming Wu, our Chief Operating Officer and Director and Gary Han Ming Chang, our Special Advisor, which we collectively refer to as our founding shareholders, and received net proceeds of $1,430,000. On March 4, 2008, we consummated our IPO of 4,500,000 units. On March 13, 2008, the underwriters of our IPO exercised their over-allotment option in full, for a total of an additional 675,000 units (over and above the 4,500,000 units sold in the IPO) for an aggregate offering of 5,175,000 units. Each unit in the IPO consisted of one share of common stock and one redeemable common stock purchase warrant. Each warrant (including the private placement warrants) entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. Our common stock and warrants started trading separately as of March 28, 2008.

The net proceeds from the sale of our warrants and units, after deducting certain offering expenses of $3,520,366, including underwriting discounts of approximately $2,898,000, were approximately $39,310,000. $40,671,000 of the proceeds from the IPO and the private placement was placed in a trust account for our benefit. The Trust Account contains $1,449,000 of the underwriter’s compensation which will be paid to them only in the event of a business combination. Except for up to $1,050,000 in interest that is earned on the funds contained in the trust account that may be released to us to be used as working capital, of which $349,396 has been released as of September 30, 2008, we will not otherwise be able to access the amounts held in the trust account until we consummate a business combination. The amounts held outside of the trust account are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. From October 16, 2007 (the date of our inception) through December 31, 2007, we had operating expenses of $23,428 and deferred offering costs of $199,957. From January 1, 2008 through September 30, 2008, we had operating expenses of $166,939 and formation costs of $356, exclusive of the $2,898,000 in underwriting discounts. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest. Other than $1,050,000 in interest which we may use to fund working capital, the amounts held in the trust account may only be used by us upon the consummation of a business combination. As of September 30, 2008, there was $40,797,308 held in the trust account, which includes deferred underwriting fees of $1,449,000. Additionally, as of September 30, 2008, we have $124,916 outside the trust account to fund our working capital requirements

We expect to use substantially all of the net proceeds of the IPO to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business.

The Company, after signing a definitive agreement for the acquisition of a target business, is required to submit such transaction for stockholder approval. In the event that stockholders owning 40% or more of the shares sold in the IPO vote against the business combination and exercise their conversion rights described below, the business combination will not be consummated. All of the Company’s stockholders prior to the IPO, including all of the officers and directors of the Company (the “Initial Stockholders”), have agreed to vote their founding ordinary shares in accordance with the vote of the majority interest of all other stockholders of the Company (“Public Stockholders”) with respect to any business combination. After consummation of a business combination, these voting safeguards will no longer be applicable.

With respect to a business combination which is approved and consummated, any Public Stockholder who voted against the business combination may demand that the Company convert his or her shares to cash. The per share conversion price will equal the amount in the trust account, calculated as of two business days prior to the consummation of the proposed business combination, divided by the number of shares of ordinary shares held by Public Stockholders at the consummation of the IPO, Public Stockholders holding up to 2,069,999 shares may seek conversion of their shares in the event of a business combination (a greater number would not be able to since the business combination would not be able to be consummated with such greater number of shares choosing to redeem). Such Public Stockholders are entitled to receive their per share interest in the trust account computed without regard to the shares held by the Initial Stockholders.

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

Commencing on February 27, 2008 we began incurring a fee of $7,500 per month for office space. The office space is provided by LiveABC of Beijing, China, an affiliate of James Cheng-Jee Sha, the Company’s Chief Executive Officer and director. Mr. Sha has agreed that, until the Company consummates a business combination, he will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities. However, as discussed above, we have entered into a lease with the landlord of our office facilities at a monthly rental of $7,500.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our IPO held in the trust account have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

ITEM 4T. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2008 was made under the supervision of our Chief Executive Officer and Chief Financial Officer with the participation of our management. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the Act), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2009, we will be required to furnish a report by our management on our internal control over financial reporting. This report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. If we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. This report will also contain a statement that our independent registered public accountants have issued an attestation report on management’s assessment of such internal controls and conclusion on the operating effectiveness of those controls.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On February 27, 2008, we completed a private placement of 1,430,000 warrants. On March 4, 2008, we consummated our IPO of 4,500,000 units. On March 13, 2008, the underwriters of our IPO exercised their over-allotment option in full, for a total of an additional 675,000 units (over and above the 4,500,000 units sold in the IPO) for an aggregate offering of 5,175,000 units. Each unit consists of one share of common stock and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. The units were sold at an offering price of $8.00 per unit and the private placement warrants were sold at an offering price of $1.00 per warrant, generating total gross proceeds of $42,830,000. EarlyBirdCapital, Inc. acted as lead underwriter. The securities sold in our IPO were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-147284). The Securities and Exchange Commission declared the registration statement effective on February 27, 2008.

We incurred a total of $2,898,000 in underwriting discounts and commissions, of which $1,449,000 is deferred and is included in the trust account. Such portion of the underwriters’ compensation will only be paid to the underwriters in the event that we consummate a business combination. The total expenses in connection with the sale of our warrants in the private placement and the IPO were $3,458,000. No expenses of the IPO were paid to any of our directors or officers or any of their respective affiliates. We did, however, repay James Sha, Diana Liu, and William Yu for interest free loans they made to us prior to the consummation of the private placement and the IPO. The aggregate amount of principal on such loans that we repaid was $100,000. All the funds held in the trust account have been invested in either government securities or Money Market Accounts.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the private placement and the IPO were approximately $39,372,000. Approximately $40,671,000 (or approximately $7.86 per unit sold in our IPO) of the proceeds from the IPO and the private placement was placed in a trust account for our benefit the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The amounts held in the trust account may only be used by us upon the consummation of a business combination, except that we may use up to $1,050,000 of the interest earned on the trust account to fund our working capital prior to a business combination. As of September 30, 2008, there was $40,870,967 held in the trust account, which includes deferred underwriting fees of $1,449,000.

Overall, for the quarter ended September 30, 2008, not including fees and expenses incurred in connection with our IPO, we incurred general and administrative expenses of $70,259.

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

SPRING CREEK ACQUISITION CORP.

November 14, 2008	By:	/s/ James Cheng-Jee Sha
James Cheng-Jee Sha
Chief Executive Officer and Chairman (Principal Executive Officer)

November 14, 2008	By:	/s/ William Tsu-Cheng Yu
William Tsu-Cheng Yu
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of the Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to rule 13A-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.